Form 10-K
period 2021-12-31
Enterprise 4.0 Technology Acquisition Corp
filed 2022-02-28
CIK 1870925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40918

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Ramona St Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (619)
736-6855
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	ENTFU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	ENTF	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	ENTFW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☐   No     ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒   No     ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes     ☒   No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes     ☒   No     ☐
The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on October 19, 2021, and the registrant’s Class A ordinary shares and warrants began trading on the Nasdaq Global Market on December 9, 2021. The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on December 31, 2021, as reported on the Nasdaq Global Market was $303,930,000.
As of February 2
5
, 2022 there
were 30,700,000 Class A ordinary shares, par value $0.0001 per share and 7,500,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report (as defined below) are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to our memorandum and articles of association to be in effect upon completion of our initial public offering;

•	“board of directors” or “board” are to the board of directors of the Company (as defined below);

•	“Cantor” are to Cantor Fitzgerald & Co. and “Mizuho” are to Mizuho Securities USA LLC, the representatives of the underwriters in our initial public offering;

•	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

•	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on October 21, 2021;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•
“letter agreement” refers to the letter agreement executed with our sponsor, officers, directors and advisors, the form of which is filed as an exhibit to the registration statement in connection with our completed initial public offering;

•	“management” or our “management team” are to our officers and directors (including our director nominees that will become directors in connection with the completion with our initial public offering);

•	“Nasdaq” are to the Nasdaq Stock Market;

•
“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting of the Company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•
“placement shares” are to the 700,000 Class A ordinary shares included within the placement units purchased by our sponsor and the underwriters in the private placement, as well as any shares that may be included in additional units that may be issued upon conversion of working capital loans and the sponsor loan as described herein;

•
“placement units” are to the 700,000 units purchased by our sponsor and the underwriters in the private placement, each placement unit consisting of one placement share and one-half
of one placement warrant, as well as any units that may be issued upon conversion of working capital loans and the sponsor loan as described herein;

•
“placement warrants” are to redeemable warrants to purchase an aggregate of 350,000 of our Class A ordinary shares included within the placement units purchased by our sponsor and the underwriters in the private placement, as well as any warrants that may be included in additional units that may be issued upon conversion of working capital loans and the sponsor loan as described herein;

•
“private placement” refers to the private placement of 700,000 units being purchased by our sponsor and the underwriters, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $7.0 million;

•
“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or thereafter in the open market);

•	“public shareholders” are to the holders of our public shares;

•	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

•	“Registration Statement” are to the Form S-1 initially filed with the SEC on September 24, 2021 (File No. 333-259773), as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•
“special resolution” is to a resolution of which notice specifying the intention to propose the resolution at a general meeting as a special resolution has been duly given and such resolution is adopted by the affirmative vote of at least a two-thirds
(2/3) majority (or such higher threshold as specified in the Company’s amended and restated articles of association) of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting of the Company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“sponsor” are to ENT4.0 Technology Sponsor LLC, a Cayman Islands limited liability company;

•	“sponsor loan” are to the loan our sponsor made to us simultaneously with the closing of our initial public offering;

•	“sponsor loan units” are to the units that may be issued to our sponsor upon conversion of the sponsor loan as described herein;

•	“sponsor loan shares” are to the shares underlying the sponsor loan units;

•	“sponsor loan warrants” are to the warrants underlying the sponsor loan units;

•
“trust account” are to the trust account in which an amount of $306,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering, private placement units and proceeds from the sponsor loan was placed following the closing of the initial public offering.

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“we,” “us,” “Company” or “our Company” are to Enterprise 4.0 Technology Acquisition Corp.; and

•	“Withum,” are to WithumSmith+Brown, PC, our auditor.

v

PART I

Item 1.	Business.
Overview
We are an early-stage blank check company formed as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. This is referred to as our initial business combination. We have focused our search for prospects within the technology industry along the trendlines set by Enterprise 4.0 companies. Our ability to locate a potential target is subject to the uncertainties and risks discussed within this Report.
Digital transformation is a profound and sweeping trend disrupting enterprises globally, both large and small, along several dimensions — information, processes and workflows, people’s roles and locations, and platforms. Enterprises — even the laggards — are going digital in order to survive. This results in an explosion of data and insights that enterprises can use to improve customer engagement, productivity, ESG and ultimately profits. Process transformations result not only from the adoption of modern collaboration tools and newer engagement mediums like voice and video, but also from the reinvention of the software development process itself. Global enterprises are able to react faster to customer demands and not only maintain relevance but gain market share. The adoption of cloud-based subscription models and the democratization of machine learning and artificial intelligence technology have revolutionized a broad range of enterprise product categories as they harness the power of voice and natural language processing, computer vision and robotics.
These advances are driven by a new generation of cloud native companies characterized by the innovative way in which they leverage large new data sets and artificial intelligence algorithms. These data sets have grown rapidly due to the proliferation of smart sensors of all kinds (e.g. biometric sensors and smart cameras) and of digital signals produced by customers over the Internet as they engage with merchants and purchase goods and services. We refer to these companies as
 Enterprise 4.0 companies
 — a new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses. These B2B companies provide full stack products in the form of vertical solutions, programmable cloud infrastructure or cloud native security innovations to generate immediate business value and significant return on investment improvements for their customers. We expect Enterprise 4.0 companies to enjoy rapid growth and demonstrate shareholder value creation.
The recent
COVID-19 pandemic
has further strengthened the business case behind Enterprise 4.0 companies. The
COVID-19 pandemic
has fundamentally disrupted the workplace environment, causing hundreds of millions of workers to carry out their work from home and adopt a new set of digital collaboration tools in the process. It has taught businesses to operate with a far more distributed workforce and a reduced office footprint. It has also accelerated the growth of
e-commerce and
digital marketing, while causing manufacturers to
re-engineer their
supply chains and improve their systems of logistical delivery. It has made us embrace remote learning in all forms, including employee training and reskilling, degreed programs, apprenticeships and conferences. It has also caused businesses to digitize their marketing, selling and customer support processes and reduce their dependencies on the traditional methods of the physical world. It is even changing the ways in which we deliver healthcare services and treatments. The resulting acceleration in new digital product development is broadening the role of DevOps platforms and increasing the interest in low-code and
no-code platforms
to enable rapid application development and continuous delivery. These disruptions can have lasting changes on how we interact with the world. As the world struggles to recover from the pandemic shock, we have found ways to work, learn and play that did not seem possible only two years ago. Most of these advances stem from the innovations in technology, product, services and business models of Enterprise 4.0 companies. We seek to capitalize on the value creation potential of this class of companies.
Investors have embraced this expanding opportunity and aggressively funded this new generation of companies at their inception. According to PitchBook in their Venture Monitor Report, $69 billion was deployed into
VC-backed companies
in Q1 2021, an increase of 92.6% compared to the previous year’s first quarter investments. Much of the growth in recent quarters was focused on late-stage investments, a trend that may be the harbinger of a surge in activity to achieve liquidity including through SPACs such as our company.
The combination of digital transformations such as those catalyzed by Enterprise 4.0 companies with abundant capital and low interest rates has led to what we believe are significant opportunities for such companies to go public via a combination with a SPAC. The Nasdaq and NYSE host more than 300 publicly traded technology US companies with a market capitalization exceeding $1 billion as of May 27, 2021. However, much of the attention from press and investors has been on “mega-corns”— private companies valued significantly more than $1 billion. This has made the IPO route less accessible for many companies causing the number of technology company IPOs to dwindle. An average of 160 technology companies went public each year during the 1990s. Since 2010, that annual average has plummeted; in 2019 and 2020, there were only 37 and 42 technology IPOs, respectively. We believe that the increase in private capital from venture capital and private equity firms has prolonged the time that companies stay private and delayed their entrance into the public markets.
As a result, the number of private companies globally valued at more than $1 billion has soared from 167 in 2018 to 750 as of July 8, 2021, according to PitchBook/CB Insights. However, exit paths for private companies remain limited as today’s diminished IPO market has predominantly backed large unicorns, with the median market capitalization of a venture-backed IPO increasing from $538 million in 2010 to over $4.6 billion in 2020.
In spite of the focus on “mega-corns,” our management team believes a larger number of equally impressive companies with valuations between $500 million and $2.5 billion, with a sweet spot of $1 billion to $2 billion, provide excellent growth and shareholder value creation opportunities. These companies may not elicit the headline-grabbing attention of the “mega-corns”; nevertheless, we believe that they too can boast remarkable economic performance, outstanding key metrics, deep management talent and carry potential for substantial financial upside for our investors.
We believe the surge of interest for technology companies to go public through a SPAC merger is justified and hails the start of a long-lasting trend. These changes have profound effects on which technology companies will prevail on Wall Street and on Main Street. The traditional IPO path for technology companies appears to be diminished for many high-quality businesses that should have access to public equity capital. We believe that financial sponsors of high-growth technology companies will continue to seek alternatives to access the public markets. SPACs have emerged recently as credible vehicles to address the growing problem of a constrained IPO funnel. While the sudden surge in the popularity of SPACs has raised concerns with regulators and while ill-conceived SPACs
led by poorly prepared managers may fail to deliver on their promise, we strongly believe that this surge will be followed by a flight to quality and that well-targeted SPACs led by experienced managers will thrive. A study by Wolfe Research indicates that SPACs led by experienced operators tend to outperform those led by non-experienced operators.
Investors in experienced
operator-led
SPACs saw an approximate 23% return 365 days post-merger while investors in non-experienced operator-led SPACs
saw an approximate (20%) return over the same period using data from 2019 to June 22, 2021. As a team of experienced operators, we are aligned with this trend and intend to evaluate the best risk-reward opportunity to create sustainable long-term shareholder value.
Initial Public Offering
On October 21, 2021, we consummated our initial public offering of 30,000,000 units, including 3,900,000 units issued pursuant to the partial exercise of the underwriter’s over-allotment option. Each unit consists of one share of one Class A ordinary share, and one-half
of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 700,000 private placement units. 600,000 of the private placement units were sold to our sponsor, 60,000 private placement units were sold to Cantor, and 40,000 were sold to Mizuho at a purchase price of $10.00 per private placement unit, generating gross proceeds of $7,000,000.
A total of $306,000,000, comprised of $294,739,214.44 of the proceeds from the initial public offering, $7,000,000 of the proceeds of the sale of the private placement units, and $4,260,785.56 of the proceeds from a loan by the sponsor was placed in the trust account maintained by Continental, acting as trustee.
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Chief Executive Officer, Eric Benhamou, our Chief Financial Officer, Christopher Paisley, our Chief Operating Officer, Ron Sege, and our Chief Acquisition Officer, Yashwanth Hemaraj. We must complete our initial business combination by April 21, 2023, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by April 21, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.
Explorer Acquisitions
Our sponsor was formed as a collaboration between Eric Benhamou, our Chief Executive Officer, Alex Vieux, our Advisor, Steven Fletcher, our Advisor, and Explorer Acquisitions (“Explorer”).

Founded in 2018 by Alex Vieux and Steve Fletcher, Explorer is a sponsor of a series of SPACs in partnership with proven executives such as Mr. Benhamou. Explorer employs approximately 20 professionals focused on the end-to-end SPAC
lifecycle from initial public offering to diligence and initial business combination. Since its inception, Explorer has sponsored seven SPACs to date, with collective proceeds of approximately $2.5 billion: ChaSerg Technology Acquisition Corporation (Nasdaq: CTAC), a blank check company which completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020; Apex Technology Acquisition Corporation (formerly Nasdaq: APXT), a blank check company which completed initial business combination with AvePoint, Inc. (Nasdaq: AVPT) in July 2021; E.Merge Technology Acquisition Corp. (Nasdaq: ETAC), a blank check company searching for a target business in the software and internet technology industries; Carney Technology Acquisition Corp. II (Nasdaq: CTAQ), a blank check company searching for a target business in the technology industry; Epiphany Technology Acquisition Corp. (Nasdaq: EPHY), a blank check company searching for a target business in the technology industry; Enterprise 4.0 Technology Acquisition Corp. (Nasdaq: ENTF), a blank check company searching for a target business in the technology industry; and BioPlus Acquisition Corp. (Nasdaq: BIOS), a blank check company searching for a target business in the life sciences industry.
We may draw upon Explorer’s infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification and diligence of a business combination partner and subsequent execution of an initial business combination. Notwithstanding the foregoing, Explorer has no written advisory agreement with us and will have no fiduciary obligations to us. Accordingly, they may present business combination opportunities to other entities prior to presenting them to us.
Our Mission
Our goal is to complete an initial business combination with a high potential technology company valued between $500 million and $2.5 billion, with a sweet spot of $1 billion to $2 billion. By leveraging our management’s extensive industry operational and investment experience and extensive professional network, we believe we can bring substantial and symbiotic benefits to any acquired company.
The benefits we believe we offer to a target company include but are not limited to the following:

•
Expertise in building successful companies
: Our management team has a combined 120 years of leadership experience across both public and private companies, and across both hardware and software firms. They have identified tectonic industry shifts and built technology companies that have captured dominant market shares. They have demonstrated a strong track record of innovation across both software and hardware systems, building high-performance teams and global expansion. They have established go-to-market teams
which have driven strong revenue and EBITDA growth, and helped set up the key governance practices and processes required of publicly traded companies. They have a successful track record of expansion of business lines into new markets and industry verticals through successful acquisitions, joint ventures, spin-offs and integrations. They have also demonstrated expertise in navigating the capital markets, delivering value to public investors as Chief Executive Officers and Chief Financial Officers of publicly traded companies

•
Ability to mentor and support exceptional executives
: Our officers have served on dozens of boards, including 25 public company boards, and our advisors, Alex Vieux and Steve Fletcher, have collectively served on over a dozen other boards. Our management team and advisors bring a unique combination of industry expertise and skills to identify and mentor top executive talent. We believe that this experience and knowledge base will be invaluable in helping an acquired company’s leadership achieve value creation milestones, navigate the competitive market dynamics and increase their odds of long-term success.

•
Maximizing the value of becoming a publicly traded entity
: We are committed to working with management and shareholders who aspire to have their company become a public entity and create substantial wealth. The benefits of transitioning from a private to a public entity may include a broader access to debt and equity providers for potential roll-up acquisitions,
increased market branding and visibility and tangible incentives and liquidity for employees, which help hire and retain the best talent.

Acquisition Criteria
Our intent is to seek potential target businesses globally. We are seeking to accomplish this using a world-wide network of professional contacts that has been developed by our management team and advisors over many years. This network encompasses private equity firms, venture capitalists and entrepreneurs.

The maturity and judgment skills accumulated by our management team and advisors guide our acquisition process. When candidate companies are being evaluated, we use the following, non-exclusive criteria
for determining opportunities.

•
Target size
:
We are targeting entities whose enterprise value is between $500 million and $2.5 billion, with a sweet spot of $1 billion to $2 billion. We are seeking companies which have a strong potential to grow within their market segment as well as clear expansion potential by expanding their product and services suite, which we believe offer long-term risk-adjusted return potential.

•
Industry
: We are focusing on the technology industry aligned with our Enterprise 4.0 strategy, where we have significant operational and investment experience, as well as a substantial network. We believe our management team’s experience across various sub-sectors enables
us to scout and evaluate a potential target quickly in order to secure favorable terms, as well as explore operational improvements, including additional roll-up acquisitions.

•	Market opportunity : We are intending to select investments in industry sub-segments that have favorable macro trends, long-term growth prospects and significant revenue growth potential.

•
Strong management team
: We are seeking companies with proven and accomplished management teams which are eager to partner with us and build the next phase of the company together. We intend to spend significant time assessing a company’s leadership team, culture and processes to ensure that the company has the human capital that global companies need to increase their odds of success and build sustainable value to its stakeholders.

•
Operational discipline
: We intend to select companies which have a repeatable
go-to-market process,
as well as the requisite controls and reporting processes in place. We are seeking companies that can leverage our management team’s operational experience to further improve operational efficiencies, enhance alignment and accelerate growth.

•
Competitive advantages
: We intend to invest in companies that possess sustainable competitive advantages, both from a technological and business model standpoint, as well as substantial room for growth; we are looking for the existence of strong product and service roadmaps for continued innovation, strong unit economics and continued potential for additional revenue, cost and thought leadership.

•
Market presence
: We are seeking companies that are recognized market leaders in an emerging category with a sizable market share and the opportunity to achieve market leadership in a broader market through both organic and inorganic growth. They should also have defensible proprietary technology, unique datasets and intellectual property rights.

•
Benefit from being public
: We are seeking targets that can inherently benefit from becoming a public company, including benefits such as acquisition capital, greater market visibility and branding among customers, enhanced access to debt and equity capital markets, and more tangible incentives for employee stock compensation.

•
Appropriate valuations
: Our management team members are rigorous, disciplined, and valuation-centric investors. We are expecting to enter a business combination only if it offers significant upside potential and limited risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.
We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering, the sale of the placement units and the sponsor loan. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.
If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement.
We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing.
There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Sources of Acquisition Candidates
Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering, public relations and marketing efforts or direct contact by our sponsor, officers, directors, advisors or their affiliates following the completion of our initial public offering.
Our officers, directors, and advisors as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will we pay our sponsor, officers or directors, or any entities with which they are affiliated, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), other than repayment of loans that our sponsor, members of our management team, board or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not complete an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $12,500 per month for office space, administrative and shared personnel support services, and (iv) reimbursements for any out-of-pocket expenses
related to identifying, investigation and completing an initial business combination. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that shareholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.
Other Acquisition Considerations
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire regarding fairness of a transaction from a financial point of view that our initial business combination is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an fairness opinion. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
Members of our management team directly or indirectly own our ordinary shares and/or placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities (including blank check companies) pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations and may need to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity.
Our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.
In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.
Initial Business Combination
The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking or accounting firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We will structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
We have filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

Status as a Public Company
We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe some target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 21, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the end of the prior June 30
th
, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30
th
.
Financial Position
With funds available for a business combination in the amount of $ 294,737,160 as of December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies
or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.
In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Selection of a target business and structuring of our initial business combination
The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking or accounting firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited ability to evaluate the target’s management team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders may not have the ability to approve our initial business combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.
Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

•
any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
Permitted purchases of our securities
In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We cannot currently determine whether our insiders will make such purchases pursuant to a
Rule 10b5-1 plan,
as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a
Rule 10b5-1 plan
or determine that such a plan is not necessary.
In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under
Rule 10b-18 under
the Exchange Act will only be made to the extent such purchases are able to be made in compliance with
Rule 10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and
Rule 10b-5 of
the Exchange Act.
Rule 10b-18 has
certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act.
Redemption rights for public shareholders upon completion of our initial business combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.20 per public share. The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representatives of the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial holders, sponsor, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.
If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with
Rule 10b5-1 to
purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with
Rule 14e-5 under
the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon completion of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution or such higher percentage as may be required by Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers, directors and advisors have agreed (and their permitted transferees will agree) to vote any founder shares and placement shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 22.5% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with the completion of a business combination. A quorum for such meeting will be present if the holders of one-third of
issued and outstanding shares entitled to vote at the meeting are present in person or by proxy.
Our amended and restated memorandum and articles of association provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon completion of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.
Limitation on redemption upon completion of our initial business combination if we seek shareholder approval
Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial holders, sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights
We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until April 21, 2023.
Redemption of public shares and liquidation if no initial business combination
Our sponsor, officers, directors and advisors have agreed that we will have only until April 21, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by April 21, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay winding up and dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the
18-month time
period.
Our initial holders, sponsor, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 21, 2023. However, if our initial holders, sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 21, 2023.
Our initial holders, sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 21, 2023 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination
activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon completion of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.
If we do not consummate our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $637,566 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering, the sale of the placement units and the sponsor loan, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption
amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption
amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we have and will continue to seek to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be substantially less than $10.20 per share.
We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to the amounts held outside the trust account ($637,566 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. Because the offering expenses of our initial public offering (including underwriting commissions) were less than our estimate of $600,000, the amount of funds we intend to hold outside the trust account has increased by approximately $21,543 to approximately $1,585,501.
If we file a bankruptcy or insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our company and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 21, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination
activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by April 21, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association
Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the completion of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination
activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers, directors and advisors have agreed to waive any redemption rights with respect to their founder shares, placement shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•
prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•
we will complete our initial business combination only if we have net tangible assets of at least $5,000,001 either prior to or upon such completion and, solely if we seek shareholder approval, we receive the approval of an ordinary resolution or such higher percentage as may be required under Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association;

•	if our initial business combination is not completed by April 21, 2023, then our existence will terminate and we will distribute all amounts in the trust account; and

•
prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may complete our initial business combination only if approved by an ordinary resolution under Cayman Islands law.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to complete an initial business combination. In addition, since there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to complete an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest
Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition our amended and restated memorandum and articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.
Indemnity
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.
Employees
We have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
Periodic Reporting and Financial Information
Our units, Class A ordinary shares and warrants are registered under the Exchange Act, and, as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We have filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 21, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•
there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.00 per share; and

•
resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 630 Ramona St., Palo Alto, CA 94301, and our telephone number is (619)
736-6855.
The cost for our use of this space is included in the $12,500 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information
Our units, public shares and public warrants are each traded on the Nasdaq Global Market under the symbols ENTFU, ENTF and ENTFW, respectively. Our units commenced public trading on October 19, 2021, and our public shares and public warrants commenced separate public trading on December 9, 2021.

(b)	Holders
On February 25, 2022, there were four holders of record of our units, one holder of record of shares of our Class A ordinary shares and one holder of record of our warrants.

(c)	Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Recent Sales of Unregistered Securities
None.

(f)	Use of Proceeds from the Initial Public Offering
On October 21, 2021, the Company consummated its initial public offering of 30,000,000 units, including 3,900,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half
of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. Cantor and Mizuho acted as bookrunners and representatives of the underwriters of the initial public offering.
A total of $306,000,000 of the proceeds from the initial public offering (which amount includes $11,280,000 of the underwriters’ deferred discount) and the sale of the private placement units and the sponsor loan, was placed in a U.S.-based trust accounts maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “us,” “our” or “we” refer to Enterprise 4.0 Technology Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated in the Cayman Islands on May 3, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering and the sale of the placement warrants, our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the period from May 3, 2021 (inception) through December 31, 2021, we had a net loss of $253,198, which consisted of interest earned on investment held in the Trust Account of $17,160, offset by operating expenses of $270,358.
Liquidity and Capital Resources
On October 21, 2021, the Company consummated the initial public offering of 30,000,000 Class A ordinary shares, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,900,000 public shares, at $10.00 per public share, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 700,000 placement units at a price of $10.00 per placement unit in a private placement to Sponsor, generating gross proceeds of $7,000,000.

Following the initial public offering and the sale of the placement shares, a total of $306,000,000 was placed in the Trust Account. We incurred transaction costs of $17,078,457, consisting of $5,220,000 of underwriting fees, and $11,280,000 of deferred underwriting fees and $578,457 of other offering costs.
For the period from May 3, 2021 (inception) through December 31, 2021, net cash used in operating activities was $835,777. Net loss of $253,198 was affected by interest earned on marketable securities of $17,160. Changes in operating assets and liabilities used $565,419 of cash from operating activities.
At December 31, 2021, we had cash and marketable securities held in the Trust Account of $306,017,160. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the v to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $637,566 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or $5,220,000 in the aggregate, which was paid upon the closing of the initial public offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.35 per unit of the gross proceeds of the Initial 26,100,000 Units sold in the initial public offering, or $9,135,000, and (ii) $0.55 per unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $2,145,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.
Concurrent with the closing date of the Initial Public Offering, the Sponsor loaned the Company $6,220,000 to be deposited into the trust account and be used to fund the redemption of public shares (as necessary). The Sponsor Loan is non-interest
bearing and will be repaid or converted into units at a conversation price of $10.00 per unit, at the discretion of the Sponsor at any time up until the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company will not repay the sponsor loan and its proceeds will be distributed to the public shareholders.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.
Net Income (Loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting ASU
2020-06.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on May 3, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
The net proceeds of the initial public offering and the sale of the private placement units held in the trust accounts maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 8. Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-16
comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to
Rule 13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Annual Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Not applicable.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Eric Benhamou	66	Chief Executive Officer and Director

Christopher Paisley	69	Chief Financial Officer and Director

Ron Sege	64	Chief Operating Officer

Yashwanth Hemaraj	38	Chief Acquisition Officer

Kim Le	49	Director

Sudhakar Ramakrishna	54	Director

Mona Sabet	54	Director

Judith Sim	53	Director
The experience of our directors and executive officers is as follows:
Eric Benhamou,
 our Chief Executive Officer and a director, founded and served as President and Chief Financial Officer for ChaSerg Technology Acquisition Corp (formerly Nasdaq: CTAC), a SPAC which completed its initial public offering in October 2018, generating gross proceeds of $220 million. In March 2020, CTAC completed its initial business combination with Grid Dynamics Holdings, Inc. (Nasdaq: GDYN) (“Grid Dynamics”). Grid Dynamics is a driver of enterprise-level digital transformation in the Fortune 1000, developing next generation solutions in artificial intelligence, data science, cloud computing, Big Data and DevOps to accelerate enterprise digitization for its clients across the financial, technology and retail sectors. Mr. Benhamou has been a director of Grid Dynamics since 2015.
Mr. Benhamou
co-founded Bridge
Communications, a specialist in computer network technologies, which completed its IPO on Nasdaq in 1985 and merged with 3Com Corporation (“3Com”) (formerly Nasdaq: COMS), a networking equipment vendor, in 1987. Thereafter, Mr. Benhamou became Chief Executive Officer of 3Com, serving from 1990 to 2000, and as chairman until 2010. During his tenure as CEO of 3Com, stock price increased by over 90x and revenue grew to over $5 billion. As 3Com’s Chief Executive Officer, Mr. Benhamou led the company in acquiring US Robotics, the owner of Palm, Inc. (“Palm”), the maker of the groundbreaking Palm Pilot. Palm was thereafter spun off in an IPO in March 2000 (formerly Nasdaq: PALM), and Mr. Benhamou served as its Chief Executive Officer until 2003. Mr. Benhamou continued to serve as Chairman of both 3Com and Palm until their eventual sale to Hewlett-Packard in 2010. In 2004, Mr. Benhamou founded Benhamou Global Ventures (“BGV”), a venture firm now investing in Enterprise 4.0 companies, a new wave of cloud native startups that combine artificial intelligence, intelligent automation and proprietary access to data to transform enterprise businesses globally. Since 2004, BGV’s investments into technology companies have resulted in 18 successful company sales, including the sale in 2020 of Ayehu Software Technologies LTd., an IT workflow automation solution provider, to Insight Partners, a global private equity and venture capital firm, the sale in 2019 of IdentityMind Global Inc., an identity-based platform for
e-commerce,
to Acuant, an identity verification global solutions provider, and the sale in 2019 of Profitect Inc., a retail and consumer packaged goods prescriptive analytics provider, to Zebra Technologies Corporation (Nasdaq: ZBRA), a data capture and automatic identification enterprise solutions provider, as well as several IPOs, including Voltaire Ltd., Finjan Holdings Inc. and Grid Dynamics. Mr. Benhamou has served on the board of directors of Grid Dynamics (Nasdaq: GDYN) as the Chair of the Compensation Committee since 2015 and has also served on the board of directors as the Chair of the Nomination and Governance Committee since 2004 of Silicon Valley Bank (Nasdaq: SIVB), a technology-focused commercial bank. Previously, Mr. Benhamou served as a member of the board of directors of Finjan Holdings Inc. (Nasdaq: FNJN), a leader in cybersecurity, from 2013 until July 2020 and as a member of the board of directors of Cypress Semiconductor (formerly Nasdaq: CY), a semiconductor design and manufacturing company, and served as Chairman for over a decade until 2017. Mr. Benhamou also serves on the board of directors for multiple private companies. Mr. Benhamou has also taught entrepreneurship in various business schools around the world for over 10 years, principally at INSEAD, Stanford University and IDC’s Herzliya’s Arison School of Business, where he was a visiting professor. Mr. Benhamou also served on the Advisory Board of Stanford University’s School of Engineering and the Board of Governors of Ben Gurion University of the Negev in Israel. Mr. Benhamou earned an M.S. from Stanford University’s School of Engineering, as well as a Diplôme d’Ingénieur and a Doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris. We believe Mr. Benhamou is well qualified to serve as a director due to his extensive operational, executive, investing and board experience in the technology industry.

Christopher Paisley
, our Chief Financial Officer and a director, has served as Dean’s Executive Professor of Accounting at the Leavey School of Business at Santa Clara University since January 2001. Prior to academia, Mr. Paisley served as the Senior Vice President, Finance and Chief Financial Officer for 3Com from 1985 to 2000. During Mr. Paisley’s 15 years at 3Com, the company grew from $50 million to over $5 billion in sales, ranking in the top 300 on the May 2000 Fortune 500 list. Prior to joining 3Com, Mr. Paisley served as Vice President, Finance and Chief Financial Officer of Ridge Computers, a scientific workstation manufacturer, from 1982 to 1985. Previously, Mr. Paisley was employed by Hewlett-Packard Company, a global hardware and software technology company, for five years in a variety of accounting and finance positions. Mr. Paisley has extensive public company board experience and currently serves on multiple public companies’ board of directors, including serving as the Lead Independent Director, Chair of the Audit Committee, and as a member of the Finance, Governance and Real Estate Committees at Equinix Inc. (Nasdaq: EQIX), a global digital infrastructure company, since 2007; as Chair of the Audit Committee and on the Nominating and Governance Committee at Ambarella Inc. (Nasdaq: AMBA), a developer of low-power system-on-a-chip semiconductors,
since 2012; and as Chair of the Audit Committee and on the Nominating and Governance Committee on the Board at Fastly Inc. (NYSE: FSLY), a cloud computing company offering a programmable edge cloud platform for developers as a service, since 2018. Previously, Mr. Paisley has served on numerous boards of public companies, eight of which he joined while private that subsequently went through a successful IPO. Mr. Paisley served as Chairman of the Board at Silicon Image Inc. and Volterra Semiconductor Corporation and as Lead Independent Director at Fortinet (Nasdaq: FTNT) and Control 4. Mr. Paisley also served as a board member of 3Par, Applied Digital Access, Aspect Telecommunications, Bridge Bank, Brocade, Electronics for Imaging, Fitbit, Legato Systems, Persistence Software, Riverstone Networks, WJ Communications and YuMe. Mr. Paisley earned a M.B.A. from the University of California at Los Angeles and a B.A. from the University of California at Santa Barbara in Economics. We believe Mr. Paisley is well qualified to serve as a director due to his extensive operational, finance and board experience in the technology industry.
Ron Sege
, our Chief Operating Officer, brings over 35 years of experience in the telecommunications, data communications and online search industries. Mr. Sege has been a Partner at Benhamou Global Ventures since 2018. Prior to BGV, from 2011 to through 2018, Mr. Sege served as Board Chairman and Chief Executive Officer of Echelon Corporation (Nasdaq: ELON) (“Echelon”), a pioneering developer and supplier of Industrial Internet of Things semiconductors and control solutions. During his tenure at Echelon, Mr. Sege divested unprofitable businesses and oversaw acquisitions of growth businesses and the sale of Echelon to Adesto Technologies. From 2008 to 2011, Mr. Sege served as President and Chief Operating Officer of 3Com where he oversaw all non-China product
development, sales and support operations. During his tenure as President and Chief Operating Officer of 3Com, Mr. Sege consolidated product operations to improve profitability and led the expansion of target markets to include data center networking solutions. Mr. Sege engineered and promoted 3Com’s “China out” strategy that led to the $2.7 billion acquisition of 3Com by Hewlett-Packard, an acquisition resulting in more than 230% stock price appreciation for 3Com shareholders over Mr. Sege’s tenure as COO. From 2004 to 2008, Mr. Sege was Chief Executive Officer and a director for Tropos Networks, a venture capital backed company pioneering wireless RF mesh solutions for creating private WiFi networks over large outdoor areas, which was later acquired by ABB (NYSE: ABB) in 2012. Prior to Tropos Networks, Mr. Sege served as Chief Executive Officer and a director of Ellacoya Networks from 2001 to 2004, which developed and sold carrier-grade deep packet inspection (DPI) bandwidth management solutions into the competitive local exchange carrier marketplace. Ellacoya Networks, which was privately held, was acquired by Arbor Networks in 2008. From 1998 to 2001, Mr. Sege was Executive Vice President of Lycos, Inc. (formerly Nasdaq: LCOS), where he oversaw all product operations and marketing and integrated numerous acquisitions. In 2000, Lycos was acquired by Terra Networks, the internet arm of Telefonica, for $12.5 billion. Prior to Lycos, Mr. Sege held a variety of executive positions at 3Com and ROLM Corporation (NYSE: ROLM), where he integrated numerous acquisitions. Mr. Sege has extensive public and private company board experience and currently serves as the Lead Independent Director at Ubiquiti Networks (NYSE: UI) since 2012, a developer of wide- and local-area wireless network solutions, as the Executive Chairman for Virtana, a privately held AIOps leader for enterprise hybrid cloud transformation and as a board member for EverestLabs.AI, a privately held artificial intelligence and robotics company focused on waste management. Mr. Sege has also served since 2016 as an advisor to McRock Capital, an early stage venture capital firm focused on the technology space based out of Toronto, Canada. Mr. Sege earned a M.B.A. from Harvard Business School and a B.A. from Pomona College in Economics.
Yashwanth Hemaraj
, our Chief Acquisition Officer, has served as a Partner at Benhamou Global Ventures since 2014. Mr. Hemaraj co-founded in
2018 and leads the operations of Arka Venture Labs, a cross-border accelerator platform for India-based B2B companies to scale globally. Mr. Hemaraj is a product leader with expertise in wireless systems, software, telecommunications, cloud services, and cybersecurity. Prior to his tenure at BGV, from 2008 to 2013, Mr. Hemaraj was one of the first engineers and a product manager at SpiderCloud Wireless, a venture-backed startup building indoor wireless systems which was acquired by Corning Incorporated (NYSE: GLW) in 2017. Mr. Hemaraj serves as a director on multiple privately-held enterprise technology companies’ Boards of Directors, including Macrometa Corporation, an edge computing service and global data network provider since 2017, AiDash Inc., a software provider enabling satellite-powered operations and maintenance since 2020, Folloze Inc., an account based marketing engagement platform since 2019, Tagnos, a workflow orchestration software provider for hospitals and healthcare workers since 2018, and as a Board Observer at 6d Bytes Inc., a food robotics company since 2018 and BoostUp.ai, which offers connected software for revenue teams since 2020. Mr. Hemaraj previously served on the board of directors for Totango Inc., a customer success software company. Mr. Hemaraj is also a fellow of the Startup Leadership Program, Silicon Valley, a training program and professional network for the next generation of founders and entrepreneurs and has served on the Board for multiple non-profit organizations,
including United Way Silicon Valley from 2011 to 2013, a
non-profit that
focuses on education, income, and health projects. Mr. Hemaraj earned a M.B.A. from Northwestern University’s Kellogg School of Management, a M.S. from University of Maryland and a B.Eng. from the National Institute of Technology Karnataka, India.
In addition, our board of directors consists of a diverse group of executive operators, seasoned investors, and experienced counsel. Since October 2021, our board of directors also includes:
Kim Le
, who serves as Chair of the Audit Committee, brings over 25 years of experience in public accounting, internal auditing and building businesses. In 2003, Ms. Le founded and, continues to serve as Chief Executive Officer of A2Q2 Corporation (“A2Q2”), a global Special Ops firm which assists growth tech companies in designing, implementing and scaling business processes, ERP systems and internal controls to comply with the Sarbanes-Oxley Act of 2002. Some of Ms. Le’s noteworthy clients have included Airbnb (Nasdaq: ABNB), Chargepoint (NYSE: CHPT), Fastly (NYSE: FSLY), Proterra (Nasdaq: PTRA), Square (NYSE: SQ) and Uber (NYSE: UBER). In addition to her role at A2Q2, in 2018 Ms. Le founded and continues to serve as the Chief Executive Officer of Directors League Inc., a
peer-to-peer community
of corporate directors who currently serve on the boards of publicly traded companies, and also in 2020 founded and serves as Chief Executive Officer for SASI Robotics, Inc., a Robotics Process Automation as a service company. Ms. Le has an extensive background in advising boards of directors, audit committees and
C-level executives
on matters related to corporate governance and internal audit. Prior to founding A2Q2, Ms. Le served as a Senior Manager at Protiviti from 2002 to 2003, and from 1994 to 2002, she led financial statement audits, IPOs, revenue recognition and M&A due diligence as a manager at Arthur Andersen. Ms. Le is the recipient of the National Diversity & Inclusion Champion Award by Financial Executives International and the Trailblazer Award by the California Society of CPAs. Ms. Le has served on the Board of GSI Technology Inc. (Nasdaq: GSIT), a provider of semiconductor memory solutions since 2020. Ms. Le earned a B.S. from Arizona State University in Accountancy and is an inactive licensed CPA in California and Arizona. We believe Ms. Le is well-qualified to serve as a director because of her significant experience in the financial and technology industries and extensive understanding of public company operations.
Sudhakar Ramakrishna
 is a global technology leader with nearly 25 years of experience across cloud, mobility, networking, security, and collaboration markets. Since January 2021, Mr. Ramakrishna has served as President and Chief Executive Officer of SolarWinds Corporation (NYSE: SWI) (“SolarWinds”), a software solution provider that helps businesses manage their network, systems and information technology infrastructure. Prior to SolarWinds, from 2015 to 2020, Mr. Ramakrishna served as the CEO of Pulse Secure, LLC, a provider of secure and zero trust access solutions for Hybrid IT environments, where he was responsible for all aspects of business strategy and execution. Prior to Pulse Secure, Mr. Ramakrishna served as the Senior Vice President and General Manager for the Enterprise and Service Provider Division at Citrix Systems, Inc. (Nasdaq: CTXS) (“Citrix”), where he had responsibility for Citrix’s portfolio of virtualization, cloud networking, mobile platforms, and cloud services solutions. Mr. Ramakrishna also has held senior leadership roles at Polycom, Motorola, and 3Com. Mr. Ramakrishna has served on the board of directors for SailPoint Technologies Holdings Inc. (NYSE: SAIL), a leading enterprise identity security provider since June 2021. Mr. Ramakrishna earned a M.S. in Computer Science from Kansas State University and a Master of Management from Northwestern University’s Kellogg School of Management. We believe Mr. Ramakrishna is well-qualified to serve as a director because of his significant leadership experience in the technology industry and extensive understanding of public company operations.
Mona Sabet
 is a technology business executive with over 25 years of experience in technology transactions, acquisitions, technology ecosystem, software business models and corporate finance for small and large technology companies. Ms. Sabet has served as Chief Corporate Strategy Officer at UserTesting (NYSE: USER), a San Francisco-based company powering exceptional customer experiences through on-demand human
insights since 2019. Prior to that, from 2016 to 2019, Ms. Sabet was a Managing Director at Tribal Advisors, a consulting and mergers and acquisitions advisory firm for software and systems companies, where she advised early-stage technology companies on their growth and exit strategies.

Prior to Tribal Advisors, Ms. Sabet served as Corporate Vice President, Business Development from 2010 to 2013 at Cadence Design Systems (Nasdaq: CDNS) (“Cadence”), a leader in electronic design software and hardware, where she led mergers and acquisitions, strategic transactions and venture investments, delivering tens of millions of dollars in incremental revenue. Ms. Sabet also defined Cadence’s acquisition and partnership strategy, enabling the company to expand into adjacent growth markets. Ms. Sabet has also been an operator in two early-stage startups: Coverity, which led the market in the automation of the identification of software vulnerabilities, and Viblio, which pioneered automated tagging of user generated videos using machine learning and computer vision. Ms. Sabet is a board member and an advisor to a number of technology startups and accelerators, including as a director for Taiga Robotics Corporation, a robotics company. Ms. Sabet serves on the Advisory Board of the Women in Data Science conference and datathon and spent a decade serving on the board of ChIPs Network, which works to advance discussions at the intersection of law, technology and policy. Ms. Sabet led the strategy and implementation as a General Manager at the Anita Borg Institute for Women and Technology that brought the Grace Hopper Celebration, the world’s largest annual convention of women technologists, from 8,000 to 15,000 attendees in two years. Ms. Sabet is also the founder of and a member of HiPower, a group of leaders championing women who drive big changes. Ms. Sabet earned an engineering degree from the University of Toronto, a J.D. from Western University, and management certificates from Simon Fraser University and the University of California Berkeley. We believe Ms. Sabet is well-qualified to serve as a director because of her commitment to bringing more diversity to businesses of the future and significant experience within the financial and technology industries where she has led, operated, and advised technology companies.
Judith Sim,
 who serves as Chair of the Compensation Committee, is a Chief Marketing Officer with broad executive leadership and governance experience. During Ms. Sim’s tenure at Oracle (NYSE: ORCL), one of the largest global software providers known for database management systems, she served as Chief of Staff to the Office of the CEO and was Chief Marketing Officer from 2005 through 2020. Ms. Sim was responsible for global marketing, customer programs, sports marketing, brand and media communications for more than 15 years. Throughout her career with Oracle, she was able to help scale the company from $1 billion in annual revenue in 1991 to a reported $39 billion in 2020. Ms. Sim was often a featured speaker at Oracle events and industry conferences, delivering the opening Oracle OpenWorld keynote for more than 10 years, and she gave the keynote address at Oracle Modern Customer Experience about data, modern marketing and delivering experiences that drive emotion. Ms. Sim was also featured in discussions at Oracle’s College Hire Program, a series aimed at familiarizing new engineering graduates with Oracle’s culture, strategy and values. Since 2015, Ms. Sim has been a member of the board of directors at Fortinet Inc. (Nasdaq: FTNT), a provider of cybersecurity solutions, as the Chair of the Human Resources Committee and a member of the Corporate Governance and ESG Committees. Ms. Sim is also on the board of directors for First Advantage (Nasdaq: FA), a global provider of technology solutions for screening, verifications, safety and compliance related to human capital, as Chair of the Nominating and Corporate Governance Committee and Member of the Audit Committee. Ms. Sim has experience on private and non-profit boards,
serving on the board of directors for DataStax, a venture-backed data management company, and having served as a member of the board of directors of the San Francisco Chamber of Commerce from 2015 to 2020. In 2015 and 2016, the San Francisco Business Times named Ms. Sim one of the “Most Influential Women in Bay Area Business”. Ms. Sim earned a B.S. from the University of California Davis. We believe Ms. Sim is well-qualified to serve as a director because of her significant go-to-market experience
within the B2B and high tech industries and her governance experience as a public company director.
Advisors
Furthermore, our advisors include:
Alex Vieux
 is the Chairman and
co-founder
of Explorer Acquisitions (“Explorer”), a serial SPAC sponsor, and Chief Executive Officer of Herring International, a Belgian corporation. Over the last 35 years, he has worked with and engaged
C-suite
executives from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen LLP (now Accenture plc). Then he co-founded
two technology companies, C•ATS Software, Inc. and Renaissance Software, both fintech startups that either went public or were sold in the 1990s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling technology world leaders. He was elected on the board of directors of Tandem Computers, Inc. and Computer Associates (listed on NYSE), Checkpoint Software, Commerce One, Inc. (Nasdaq: CMRC) and Qualys, Inc. (Nasdaq: OLYS) as well as dozens of private companies. Mr. Vieux served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Vieux serves as an advisor to ETAC, CTAQ, EPHY, ENTF and BIOS. A graduate of the Institute d’Etudes Politiques and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.

Steven Fletcher
 is the Chief Executive Officer and
co-founder
of Explorer. Before
co-founding
Explorer, Mr. Fletcher advised numerous technology companies on mergers, acquisitions and other strategic transactions in his 24 year career as an investment banker. Mr. Fletcher worked in the Investment Banking Division at Goldman Sachs for more than eight years, where he held a number of leadership roles including head of Information Technology Services banking, head of Systems and Storage banking and head of the Private Placement Group. In 2003, he helped found an investment bank, GCA (formerly known as Savvian LLC), which had grown to approximately 400 professionals at the time of his departure. Mr. Fletcher was a member of GCA’ s U.S. management committee and head of the software group and co-head
of the digital media group. He served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Fletcher serves as an advisor to ETAC, CTAQ, EPHY, ENTF and BIOS. He also serves on the board of directors of Lee Enterprises (Nasdaq: LEE), a U.S. media and information company. He holds a B.A. in Economics from UCLA and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.
We currently expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they will fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Moreover, our advisors will not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.
Number and Terms of Office of Officers and Directors
We have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Ramakrishna and Ms. Sabet, will expire at our first annual annual general meeting. The term of office of the second class of directors, consisting of Mses. Le and Sim, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Benhamou and Paisley, will expire at the third annual general meeting. Holders of our founder shares will have the right to appoint all of our directors prior to completion of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended (i) prior to the completion of an initial business combination, by a special resolution passed by at least 90% of the votes cast by the holders of issued shares present in person or by proxy at a general meeting and entitled to vote, or (ii) in connection with and immediately prior to the completion of an initial business combination or following the completion of an initial business combination, by a special resolution passed by at least a two-thirds majority
of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting and entitled to vote.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. We have filed a copy of our audit committee charter and compensation committee charter as exhibits to the Registration Statement. Subject to phase-in rules
and a limited exception, Nasdaq rules and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. The members of our audit committee are Ms. Le, Mr. Ramakrishna and Ms. Sabet. Ms. Le serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Ramakrishna, Ms. Sabet and Ms. Le meet the independent director standard under Nasdaq listing standards and under
Rule 10-A-3(b)(1)
of the Exchange Act. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Le qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving all
audit and
non-audit services
to be provided by the registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies
and procedures;

•	reviewing and discussing with the registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the registered public accounting firm describing (i) the registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. The members of our compensation committee are Mses. Sim and Le. Ms. Sim serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mses. Sim and Le are independent.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will initially participate in the consideration and recommendation of director nominees are the Mses. Le, Sabet, Sim, and Mr. Ramakrishna. Any independent directors elected in the future will also participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, he is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors and officers. We have filed a copy of our form of Code of Ethics as an exhibit to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Ordinary Shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that ENT4.0 Technology Sponsor LLC file one late Form 4 reporting one transaction.

Item 11. Executive Compensation.
None of our officers or directors have received any cash compensation from us for services rendered to us. We pay an affiliate of our sponsor a total of $12,500 per month for office space, administrative and shared personnel support services. Our sponsor, officers and directors, or entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or any entity with which they are affiliated.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of February 22, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 38,200,000 of our ordinary shares, consisting of (i) 30,700,000 Class A ordinary shares and (ii) 7,500,000 of our Class B ordinary shares, issued and outstanding as of February 22, 2022. Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board for any reason. In addition, in a vote to transfer our company by way of continuation out of the Cayman Islands to another jurisdiction (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction) (which requires a special resolution) prior to our initial business combination, holders of our Class B ordinary shares will have ten votes for every Class B ordinary shares and holders of our Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of our amended and restated memorandum and articles of association may only be amended (i) prior to the completion of an initial business combination, by a special resolution passed by at least 90% of the votes cast by the holders of issued shares present in person or by proxy at a general meeting and entitled to vote, or (ii) in connection with and immediately prior to the completion of an initial business combination or following the completion of an initial business combination, by a special resolution passed by at least a two-thirds majority
of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting and entitled to vote. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
ENT4.0 Technology Sponsor LLC (2)	1,222,000	3.9%	7,500,000	100%	22.5%
Eric Benhamou (2)	—	—	—	—	—
Christopher Paisley (2)	—	—	—	—	—
Ron Sege (2)	—	—	—	—	—
Yashwanth Hemaraj (2)	—	—	—	—	—
Kim Le (2)	—	—	—	—	—
Sudhakar Ramakrishna (2)	—	—	—	—	—
Mona Sabet (2)
Judith Sim (2)	—	—	—	—	—
All directors and officers as a group (8 individuals) (2)	1,222,000	3.9%	7,500,000	100%	22.5%
Other 5% Shareholders
Linden Capital L.P. (3)	1,871,103	6.1%	—	—	4.9%
Linden Advisors (4)	2,000,000	6.5%	—	—	5.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 630 Ramona St., Palo Alto, CA 94301.
(2)
Shares are held by ENT4.0 Technology Sponsor LLC, a limited liability company. ENT4.0 Technology Sponsor LLC, our sponsor, is the record holder of the securities reported herein. Eric Benhamou, our Chief Executive Officer, Alex Vieux and Steven Fletcher are the managing members of our sponsor. Each of our officers, directors, director nominees and advisors is or will be, directly or indirectly, a member of our sponsor. In addition, Explorer Parent LLC is a member of our sponsor. Messrs. Vieux and Fletcher are managing members of Founder Holdings LLC, which is the managing member of Explorer Parent LLC. By virtue of these relationships, each of the entities and individuals named in this footnote may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest. The business address of each of these entities and individuals is 630 Ramona St., Palo Alto, CA 94301.

(3)
According to a Schedule 13G/A filed on February 4, 2022, Linden Capital L.P. (“Linden Capital”) and Linden GP LLC (“Linden GP”) acquired 1,871,103 Class A ordinary shares. The business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for Linden GP is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(4)
According to a 13G/A filed on February 4, 2022, Linden Advisors LP (“Linden Advisors”) and Siu Min (Joe) Wong (“Mr. Wong”) acquired 2,000,000 Class A ordinary shares. The business address for Linden Advisors and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans
None.
Changes in Control
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
On July 9, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration for 7,187,500 founder shares. In October 2021, the Company effected a 1.044 for 1 stock dividend for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 7,503,750 founder shares, up to 978,750 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering (assuming the Sponsor does not purchase any Public Shares in the Proposed Public Offering). As a result of the partial exercise of the over-allotment at the initial public offering, 3,750 shares were forfeited.
Our sponsor and the underwriters purchased an aggregate of 700,000 placement units at a price of $10.00 per unit (600,000 placement units by our sponsor and 100,000 placement units by the underwriters), for an aggregate purchase price of $7,000,000, in a private placement that occurred simultaneously with the completion of our initial public offering. The placement warrants are identical to the warrants sold in our initial public offering, except that if held by our sponsor or its permitted transferees, they may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or warrants, which will expire worthless if we do not complete an initial business combination.
Our sponsor agreed to loan the Company $6,220,000 as of the closing date of our initial public offering. The sponsor loan bears no interest. The proceeds of the sponsor loan were deposited into the trust account and be used to fund the redemption of the public shares (subject to the requirements of applicable law). The sponsor loan shall be repaid or converted into sponsor loan units at a conversion price of $10.00 per unit, at the discretion of the sponsor, at any time up until the consummation of an initial business combination. The sponsor loan units would be identical to the placement units sold in our initial public offering. The sponsor loan is being extended in order to ensure that the amount in the trust account is $10.20 per public share. If the Company does not consummate an initial business combination and the sponsor loan has not been converted into sponsor loan units by such time, the Company will not repay the sponsor loan and its proceeds will be distributed to the public shareholders. The sponsor has waived any claims against the trust account in connection with the sponsor loan. As of September 30, 2021, there are no amounts outstanding under the sponsor loan. In connection with our initial public offering, as of October 21, 2021, there were $6,220,000 outstanding under the sponsor loan.
The placement units were sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and will be exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available. Other than repayment of any loans which our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not complete an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $12,500 per month for office space, administrative and shared personnel support services, and (iv) reimbursement for any out-of-pocket expenses
related to identifying, investigation and completing an initial business combination, there will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors or any entities with which they are affiliated.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with First Line Enterprises, Inc., an affiliate of our sponsor, pursuant to which we pay a total of $12,500 per month for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the completion of our initial business combination takes the maximum 18 months, our sponsor will be paid a total of $225,000 ($12,500 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.
Our sponsor, officers and directors, or any entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or any entities with which they are affiliated and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
On July 9, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and repaid in full on October 22, 2021. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be made on a non-interest bearing
basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placement. Except as set forth above, the terms of such loans, if any, have not been determined. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration rights agreement with respect to the founder shares, placement units, placement shares, placement warrants and securities issued upon conversion of working capital loans (if any).
Related Party Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics is filed as an exhibit to the Registration Statement.
In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter that we is filed as an exhibit to the Registration Statement. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to complete an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or any entities with which they are affiliated, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to our sponsor or its affiliate of $12,500 per month, for up to 18 months, for office space, administrative and shared personnel support services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

•
Repayment of
non-interest bearing
loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination; and

•	Repayment of the sponsor loan to the sponsor upon the completion of the business combination, or the conversion of such loan into sponsor loan units, at the discretion of our sponsor.
Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or any entities with which they are affiliated.
Director Independence
The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules, which make up a majority of our board of directors.
Our board has determined that each of Mses. Lee, Sabet and Sim, and Mr. Ramakrishna is an independent director under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Item 14
.
Principal Accountant Fees and Services.
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Withum, for services rendered.
Audit Fees
. During the period from May 3, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $82,400 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees
. During the period from May 3, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from May 3, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees
. During the period from May 3, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements

(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on
F-1
on this Report.
(3) Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Enterprise 4.0 Technology Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Enterprise 4.0 Technology Acquisition (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 3, 2021 through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from May 3, 2021 through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
February 25, 2022
PCAOB ID Number 100

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
Current assets
Cash	$637,566
Prepaid expenses and other current asset	360,072

Total Current Assets	997,638

Long-Term portion of Prepaid Insurance	281,250
Investments held in Trust Account	306,017,160

TOTAL ASSETS	$307,296,048

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$102,703

Total Current Liabilities	102,703

Sponsor Loan	6,220,000
Deferred underwriting fee payable	11,280,000

TOTAL LIABILITIES	17,602,703
Commitments
Class A ordinary shares subject to redemption; 30,000,000 shares issued and outstanding at $10.20 redemption value	306,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding (excluding 30,000,000 subject to possible redemption)	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 30,000,000 subject to possible redemption)	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	—
Accumulated deficit	(16,307,475)

Total Shareholders’ Deficit	(16,306,655)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$307,296,048

The accompanying notes are an integral part of these financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MAY 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$270,358

Loss from operations	270,358
Other income:
Interest earned on Investment s held in Trust Account	17,160

Net Loss	$(253,198)

Weighted average shares outstanding of Class A ordinary shares	9,133,884

Basic and diluted net loss per share, Class A	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	6,815,083

Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of these financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000
Sale of 700,000 Private Placement Units	700,000	70	—	—	6,999,930	—	7,000,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
FV of Public Warrants	—	—	—	—	12,450,000	—	12,450,000
Accretion of Class A Ordinary Shares Subject to Redemption	—	—	—	—	(19,474,180)	(16,054,277)	(35,528,457)
Net l o ss	—	—	—	—	—	(253,198)	(253,198)

Balance — December 31, 2021	700,000	$70	7,500,000	$750	$—	$(16,307,475)	$(16,306,655)

The accompanying notes are an integral part of these financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MAY 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(253,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(17,160)
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(668,122)
Accrued expenses	102,703

Net cash used in operating activities	(835,777)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(306,000,000)

Net cash used in investing activities	(306,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	294,780,000
Proceeds from sale of Private Placement Units	7,000,000
Proceeds from sponsor loan	6,220,000
Proceeds from promissory note – related party	175,000
Repayment of promissory note – related party	(175,000)
Payments of offering costs	(551,657)

Net cash provided by financing activities	$307,473,343

Net Change in Cash	637,566
Cash – Beginning	—

Cash – Ending	$637,566

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$26,800

Accretion of Class A Ordinary Shares Subject to Redemption	$35,528,457

Deferred underwriting fee payable	$11,280,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Enterprise 4.0 Technology Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 3, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 3, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering and the Sponsor Loan.
The registration statement for the Company’s Initial Public Offering became effective on October 18, 2021. On October 21, 2021, the Company consummated the Initial Public Offering of 30,000,000 Class A ordinary shares (the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,900,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $300,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 700,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement ENT4.0 Technology Sponsor LLC (the “Sponsor”) and the representatives of the underwriters, generating gross proceeds of $7,000,000, which is described in Note 4.
Transaction costs amounted to $17,078,457, consisting of $5,220,000 of cash
underwriting fees, $11,280,000 of deferred underwriting fees and $578,457 of other offering costs. In addition, at October 21, 2021, cash of $1,585,501 was held outside of the Trust Account (as defined below) and is available for the payment of offering expenses and for working capital purposes.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Placement Units and Sponsor Loan proceeds, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of the Business Combination (Initially anticipated to be $10.20 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s placement units.

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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($
10.00
).

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2021.
Cash and Investments Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,450,000)
Class A ordinary shares issuance costs	(17,078,457)
Plus:
Accretion of carrying value to redemption value	35,528,457

Class A ordinary shares subject to possible redemption	$306,000,000

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $17,078,457, which were charged to shareholders’ deficit upon the completion of the Initial Public Offering.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,700,000 Class A ordinary shares in the aggregate. For the period ending December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary shares for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For The Period from May 3, 2021 (Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(145,005)	$(108,193)
Denominator:
Basic and diluted weighted average shares outstanding	9,133,884	6,815,083

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.
Fair Value Measurement
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active Markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
ASU 2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting ASU
2020-06.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,900,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and the representatives of the underwriters purchased an aggregate of 700,000 Private Placement Units (of which an aggregate of 600,000 Placement Units were purchased by the Sponsor and 100,000 Placement Units were purchased by the representatives of the underwriters) at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $7,000,000, in a private placement. Each Private Placement Unit consists of one share of Class A ordinary share (“Placement Share”) and one-half
of one redeemable warrant (“Placement Warrant”). Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units, Placement Shares, and Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On July 9, 2021, the Sponsor purchased 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. In October 2021, the Company effected a 1.044 for 1 stock dividend for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 7,503,750 founder shares. Due to the underwriter’s partial exercise of the over-allotment, 3,750 shares were forfeited resulting in the Sponsor holding an aggregate of 7,500,000 founder shares.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $
12.00
per share (as adjusted for share
sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any
20
trading days within any
30
-trading
day period commencing at least
150
days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
Sponsor Loan
The sponsor loaned the Company $6,220,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan will be deposited into the trust account and be used to fund the redemption of the public shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into units (“Sponsor Loan Units”) at a conversion price of $10.00 per unit, at the discretion of the Sponsor, at any time up until the consummation of an initial business combination. The Sponsor Loan Units would be identical to the placement units sold in the Initial Public Offering. The Sponsor Loan is being extended in order to ensure that the amount in the trust account is $10.20 per public share. If the Company does not consummate an initial business combination and the Sponsor Loan has not been converted into Sponsor Loan Units by such time, the Company will not repay the sponsor loan and its proceeds will be distributed to the public shareholders. The Sponsor has waived any claims against the trust account in connection with the Sponsor Loan. As of December 31, 2021 there is $6,220,000 outstanding under the Sponsor Loan.
Administrative Support Agreement
The Company entered into an agreement, commencing on October 18, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of our Sponsor a total of $12,500 per month for office space, utilities and secretarial, and administrative support services. For the period from May 3, 2021 (inception) through December 31, 2021, the Company incurred and paid $25,000 in fees for these services, of which $12,500 is included in accrued expenses in the accompanying balance sheet.
Promissory Note — Related Party
On July 9, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. The outstanding balance of $175,000 was paid on October 22, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon completion of the Initial business combination. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration and Shareholder Rights
The holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any Class A ordinary shares issuable upon the exercise of the placement warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the working capital loans and Class A ordinary shares issuable upon conversion of the founder shares, are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Company Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy back” registration rights with respect to registration statements filed subsequent to our completion of our Initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In addition, these holders will have “piggy back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggy back” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $5,220,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.35 per Unit of the gross proceeds of the Initial 26,100,000 Units sold in the Initial Public Offering, or $9,135,000, and (ii) $0.55 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $2,145,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 700,000 Class A ordinary shares issued and outstanding, excluding
30,000,000
Class A ordinary shares subject to redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the completion of a Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding any forward purchases securities and Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Placement Units issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
NOTE 8 — WARRANTS
Warrants
— As of December 31, 2021 there are 15,350,000 warrants issued and outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an Initial Business Combination, the Company will use its commercially reasonable best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective within 60 days after the closing of Initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, it will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” as used in the paragraph shall mean the volume weighted average price of the of the Class A ordinary shares as reported during the ten (10) day period ending on the trading date prior to the date that notice of exercise is received by the warrant agent.
Redemption of warrants.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
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
The Private Placement Warrants, Working Capital Warrants, and Warrants underlying the Sponsor Loan Units (“Sponsor Loan Warrants”) shall be identical to the Public Warrants, except that, the Private Placement Warrants, the Working Capital Warrants, and the Sponsor Loan Warrants may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination; provided, however, that the Private Placement Warrants, the Working Capital Warrants, and Sponsor Loan Warrants and any Ordinary Shares held by either the Sponsor or any officers or directors of the Company or any Permitted Transferees, as applicable.
NOTE 9 — FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.
At December 31, 2021, assets held in the Trust Account were comprised of $484 in cash and $153,013,893 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 1/20/2022)	1	$153,013,893	$2,577	$153,016,470

At December 31, 2021, assets held in the Trust Account were comprised of $153,002,783 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$153,002,783
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 18, 2021, by and among the Company and Cantor Fitzgerald & Co., and Mizuho Securities USA LLC.¨ (3)

3.1	Amended and Restated Memorandum and Articles of Association. (3)

4.1	Warrant Agreement, dated October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Class A Ordinary Share Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5	Description of Registered Securities.*

10.1	Promissory Note, dated as of July 9, 2021 issued to ENT4.0 Technology Sponsor LLC (1)

10.2	Letter Agreement, dated October 18, 2021, by and among the Company, its officers, directors, and ENT4.0 Technology Sponsor LLC. (3)

10.3	Investment Management Trust Agreement, October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.4	Registration Rights Agreement, dated October 18, 2021, by and among the Company and certain security holders. (3)

10.5	Unit Subscription Agreement, dated October 18, 2021, by and between the Company and ENT4.0 Technology Sponsor LLC. (3)

10.6	A Form of Unit Subscription Agreement, dated October 18, 2021, by and between the Company and the representatives of the underwriters. (3)

10.7	Administrative Services Agreement, dated October 18, 2021, by and between the Company and First In Line Enterprises, Inc. (3)

10.8	Sponsor Loan Note, dated October 18, 2021, issued by the Company to the Sponsor. (3)

14	Code of Ethics (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter (2)

99.2	Compensation Committee Charter (2)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 24, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 12, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 22, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2022	ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

	By:	/s/ Eric Benhamou
	Name:	Eric Benhamou
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Benhamou	Chief Executive Officer and Director	February 25, 2022
Eric Benhamou	(Principal Executive Officer)

/s/ Christopher Paisley	Chief Financial Officer and Director	February 25, 2022
Christopher Paisley	(Principal Financial and Accounting Officer)

/s/ Ron Sege	Chief Operating Officer	February 25, 2022
Ron Sege	(Principal Financial and Accounting Officer)

/s/ Yashwanth Hemaraj	Chief Acquisition Officer	February 25, 2022
Yashwanth Hemaraj	(Principal Financial and Accounting Officer)

/s/ Kim Le	Director	February 25, 2022
Kim Le

/s/ Sudhakar Ramakrishna	Director	February 25, 2022
Sudhakar Ramakrishna

/s/ Mona Sabet	Director	February 25, 2022
Mona Sabet

/s/ Judith Sim	Director	February 25, 2022
Judith Sim