Form 10-Q
period 2022-03-31
Enterprise 4.0 Technology Acquisition Corp
filed 2022-05-11
CIK 1870925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK	ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
(619) 736 - 6855
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
10
, 2022, there were 30,700,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$511,867	$637,566
Prepaid expenses and other current asset	392,943	360,072

Total Current Assets	904,810	997,638

Long-Term portion of Prepaid Insurance	196,875	281,250
Investments held in Trust Account	306,082,919	306,017,160

TOTAL ASSETS	$307,184,604	$307,296,048

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$134,846	$102,703
Advance from related parties	3,671	—

Total Current Liabilities	138,517	102,703
Sponsor Loan	6,220,000	6,220,000
Deferred underwriting fee payable	11,280,000	11,280,000

TOTAL LIABILITIES	17,638,517	17,602,703

Commitments
Class A ordinary shares subject to redemption; 30,000,000 shares issued and outstanding at $10.20 redemption value	306,000,000	306,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding (excluding 30,000,000 subject to possible redemption)	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 30,000,000 subject to possible redemption)	70	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	—	—
Accumulated deficit	(16,454,733)	(16,307,475)

Total Shareholders’ Deficit	(16,453,913)	(16,306,655)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$307,184,604	$307,296,048

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 202
2

Formation and operating costs	$213,017

Loss from operations	(213,017)
Other income:
Interest earned on Investments held in Trust Account	65,759

Net loss	$(147,258)

Weighted average shares outstanding of Class A ordinary shares	30,700,000

Basic and diluted net loss per share, Class A ordinary shares	$(0.00)

Weighted average shares outstanding of Class B ordinary shares	7,500,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	700,000	$70	7,500,000	$750	$—	$(16,307,475)	$(16,306,655)
Net loss	—	—	—	—	—	(147,258)	(147,258)

Balance — March 31, 2022	700,000	$70	7,500,000	$750	$—	$(16,454,733)	$(16,453,913)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 202
2

Cash Flows from Operating Activities:
Net loss	$(147,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(65,759)
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	51,504
Accrued ex p enses	32,143

Net cash used in operating activities	(129,370)

Adjustment to reconcile net loss to net cash used in financing activities:
Advances from related party	3,671

Net cash used in financing activities	3,671
Net Change in Cash	(129,370)
Cash – Beginning	637,566

Cash – Ending	$511,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
The Company is not limited to a particular industry or sector for purposes of completing a Business Combination although it intends to focus its search within the technology industry along the trendlines set by a new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, the private placement that took place concurrent with the Initial Public Offering and the Sponsor Loan (as defined in Note 5).
The registration statement for the Company’s Initial Public Offering became effective on October 18, 2021. On October 21, 2021, the Company consummated the Initial Public Offering of 30,000,000
units (the “Units”), including 3,900,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (a “Public Share”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share of the Company for $11.50 per share. The Units were sold at a price of
$10.00 per
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Placement Units and Sponsor Loan (as defined in Note 5) proceeds, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80%
of the assets held in the Trust Account (as defined below). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Liquidity and Going Concern
As of March 31, 2022, the Company had $511,867 in its operating bank accounts, $306,082,919 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its
Public
Shares
 in connection therewith and working capital of $769,964. As of March 31, 2022, $82,919 of the amount on deposit in the Trust Account represented interest income.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through April 21, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on February 2
8
, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement and the reported amounts of expenses during the reporting period.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.
Cash and Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,350,000 Class A ordinary shares in the aggregate. For the three months ended March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary shares for the periods presented.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(118,346)	$(28,912)
Denominator:
Basic and diluted weighted average shares outstanding	30,700,000	7,500,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify certain financial instruments.
ASU2020-06
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
ASU2020-06
is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting
ASU2020-06.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and the representatives of the underwriters purchased an aggregate of 700,000 Placement Units (of which an aggregate of 600,000 Placement Units were purchased by the Sponsor and 100,000 Placement Units were purchased by the representatives of the underwriters) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $7,000,000, in a private placement. Each Placement Unit consists of one share of Class A ordinary share (“Placement Share”) and one-half
of one redeemable warrant (“Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units, Placement Shares, and Placement Warrants will expire worthless.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On July 9, 2021, the Sponsor purchased 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. In October 2021, the Company effected a 1.044 for 1 stock dividend for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 7,503,750 Founder Shares.

Due to the underwriter’s partial exercise of the over-allotment, 3,750 shares were forfeited resulting in the Sponsor holding an aggregate of 7,500,000
F
ounder
S
hares.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
Advances from Related Party
During the quarter ended March 31, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the con
den
s
ed
balance sheet
s
as advances to Sponsor. The advances are
non-interest
bearing and are payable on demand. At March 31, 2022 the Company had advances owed to the Sponsor in the amount of $3,671.
Sponsor Loan
The sponsor loaned the Company $6,220,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan will be deposited into the trust account and be used to fund the redemption of the public shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into units (“Sponsor Loan Units”) at a conversion price of $10.00 per unit, at the discretion of the Sponsor, at any time up until the consummation of an initial business combination. The Sponsor Loan Units would be identical to the placement units sold in the Initial Public Offering. The Sponsor Loan is being extended in order to ensure that the amount in the trust account is $10.20 per public share. If the Company does not consummate an initial business combination and the Sponsor Loan has not been converted into Sponsor Loan Units by such time, the Company will not repay the
S
ponsor
L
oan and its proceeds will be distributed to the public shareholders. The Sponsor has waived any claims against the trust account in connection with the Sponsor Loan. As of March 31, 2022 and December 31, 2021, there is $6,220,000 outstanding under the Sponsor Loan.
Administrative Support Agreement
The Company entered into an agreement, commencing on October 18, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of our Sponsor a total of $12,500 per month for office space, utilities and secretarial, and administrative support services. For the three months ended March 31, 2022, the Company incurred $37,500 in fees for these services, of which $25,000 is included in accrued expenses in the accompanying unaudited
condensed balance sheet as of March 31, 202
2
.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon completion of the Initial business combination. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Registration and Shareholder Rights
The holders of the Founder Shares, Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the Working Capital Loans and Class A ordinary shares issuable upon conversion of the Founder Shares, are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company
's
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 700,000 Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to redemption.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
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
NOTE 8 — WARRANTS
Warrants
—As of March 31, 2022 and December 31, 2021 there are 15,350,000 warrants issued and outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The Placement Warrants, Working Capital Warrants, and Warrants underlying the Sponsor Loan Units (“Sponsor Loan Warrants”) shall be identical to the Public Warrants, except that, the Placement Warrants, the Working Capital Warrants, and the Sponsor Loan Warrants may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination; provided, however, that the Placement Warrants, the Working Capital Warrants, and Sponsor Loan Warrants and any Ordinary Shares held by either the Sponsor or any officers or directors of the Company or any Permitted Transferees, as applicable.
NOTE 9 — FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
The Company holds a portion of its assets in the Trust Account in U.S. Treasury Securities and a portion in money market funds which are primarily invested in U.S. Treasury Securities. At March 31, 2022, assets held in the Trust Account were comprised of
$2,262 in
cash,
$153,062,466 in
U.S. Treasury securities, and
$153,018,190 in
money market funds. At December 31, 2021, assets held in the Trust Account were comprised of
$484 in
cash,
$153,013,893 in
U.S. Treasury securities, and
$153,002,783 in
money market funds. As of March 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at March 31, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 04/21/2022)	1	$153,062,466	$3,818	$153,066,285

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 1/20/2022)	1	$153,013,893	$2,577	$153,016,470
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	March 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$153,002,783	$153,018,190
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Enterprise 4.0 Technology Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ENT4.0 Technology Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on May 3, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (a “business combination”). We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering and the sale of the placement warrants, our shares, debt or a combination of cash, shares and debt. We are not limited to a particular industry or sector for purposes of completing a business combination although it intends to focus its search within the technology industry along the trendlines set by a new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and following the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the three months ended March 31, 2022, we had a net loss of $147,258, which consisted of interest earned on investment held in the trust account of $65,759, offset by operating expenses of $213,017.
Liquidity and Capital Resources
On October 21, 2021, the Company consummated the initial public offering of 30,000,000 units (the “units”), including 3,900,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (a “public share”), and one-half of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share of the Company for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 700,000 placement units (the “placement units”) at a price of $10.00 per placement unit in a private placement to Sponsor, generating gross proceeds of $7,000,000.
Following the initial public offering and the sale of the placement units and the loan from the Sponsor to the Company of $6,220,000 (the “Sponsor Loan”) as of the closing date of the initial public offering, a total of $306,000,000 was placed in the trust account. We incurred transaction costs of $17,078,457, consisting of $5,220,000 of underwriting fees, and $11,280,000 of deferred underwriting fees and $578,457 of other offering costs.
For the three months ended March 31, 2022, net cash used in operating activities was $129,370 and net cash used in financing activities was $3,671. Net loss of $147,258 was affected by interest earned on marketable securities of $65,759. Changes in operating assets and liabilities provided $83,647 of cash from operating activities.

At March 31, 2022, we had cash and marketable securities held in the trust account of $306,082,919. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March 31, 2022, we had cash of $511,867 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.
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
Going Concern
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through April 21, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Condensed
balance Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-condensed
balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-condensed
balance sheet arrangements. We have not entered into any
off-condensed
balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Concurrent with the closing of the initial public offering, the Sponsor loaned the Company $6,220,000 to be deposited into the trust account and be used to fund the redemption of public shares (as necessary). The Sponsor Loan is non-interest
bearing and will be repaid or converted into units at a conversation price of $10.00 per unit, at the discretion of the Sponsor at any time up until the consummation of a Business Combination. If the Company does not consummate a business combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the public shareholders.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
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
815-40)
(“ASU2020-06”)
to simplify certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting
ASU2020-06.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on May 3, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
The net proceeds of the initial public offering, the sale of the private placement units and the Sponsor Loan held in the trust accounts maintained by Continental Stock Transfer & Trust Company, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
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

Changes in Internal Control over Financial Reporting
None.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC. Except as set forth below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.
In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.
Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.
Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.
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
Simultaneously with the closing of the initial public offering, pursuant to the Sponsor Unit Subscription Agreement and the unit subscription agreements entered into with the Underwriters, the Company completed the private sale of an aggregate of 700,000 placement units to the Sponsor and the representatives of the underwriters at $10.00 per placement unit, generating gross proceeds to the Company of $7,000,000. The placement units are identical to the units sold in the initial public offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Simultaneously with the closing of the initial public offering, pursuant to a loan to the Sponsor, the Sponsor loaned $6,220,000 to the Company at no interest. A portion of the proceeds of the Sponsor Loan was deposited into the trust account and will be repaid or converted into units at a conversion price of $10.00 per Sponsor Loan Unit, at the Sponsor’s discretion and at any time until the consummation of the Company’s initial business combination. The Sponsor Loan Units would be identical to the placement units. The Sponsor Loan was issued in order to ensure that the amount deposited into the trust account at the closing of the initial public offering is $10.20 per Class A ordinary share offered as part of the units sold in the initial public offering. If the Company does not complete an initial business combination and the Sponsor Loan has not been converted into Sponsor Loan Units prior to such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the holders of the Public Shares. The Sponsor has waived any claims against the trust account in connection with the Sponsor Loan. The Sponsor shall be entitled to certain registration rights relating to the Sponsor Loan Units. The issuance of the Sponsor Loan was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

Date: May 10, 2022	By:	/s/ Eric Benhamou
	Name:	Eric Benhamou
	Title:	Chief Executive Officer