Form 10-Q
period 2022-09-30
Enterprise 4.0 Technology Acquisition Corp
filed 2022-11-07
CIK 1870925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:001-40918

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
Rule 12b-2ofthe
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
of the Exchange Act).    Yes  ☒    No  ☐
As of N
ovember 7, 20
22, there were 30,700,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from May 3, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from May 3, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from May 3, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$278,202	$637,566
Prepaid expenses and other current assets	375,420	360,072

Total Current Assets	653,622	997,638

Long-Term portion of Prepaid Insurance	28,125	281,250
Cash and investments held in Trust Account	307,948,085	306,017,160

TOTAL ASSETS	$308,629,832	$307,296,048

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$107,510	$102,703

Total Current Liabilities	107,510	102,703
Sponsor Loan	6,220,000	6,220,000
Deferred underwriting fee payable	11,280,000	11,280,000

TOTAL LIABILITIES	17,607,510	17,602,703

Commitments
Class A ordinary shares subject to redemption; 30,000,000 shares at approximately $10.26 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	307,948,085	306,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	70	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	750	750
Accumulated deficit	(16,926,583)	(16,307,475)

Total Shareholders’ Deficit	(16,925,763)	(16,306,655)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$308,629,832	$307,296,048

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30, 2022	For the Period from May 3, 2021 (Inception) through September 30 2021
	2022	2021
Formation and operating costs	$180,708	$6,642	$601,948	$6,642

Loss from operations	(180,708)	(6,642)	(601,948)	(6,642)
Other income (expense):
Interest earned on Investments held in Trust Account	1,349,618	—	1,930,925	—

Net income (loss)	$1,168,910	$(6,642)	$1,328,977	$(6,642)

Weighted average shares outstanding of Class A ordinary shares	30,700,000	—	30,700,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$—	$0.03	$—

Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,187,500	7,500,000	7,187,500

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.00)	$0.03	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	700,000	$70	7,500,000	$750	$—	$(16,307,475)	$(16,306,655)
Net loss	—	—	—	—	—	(147,258)	(147,258)

Balance — March 31, 2022	700,000	70	7,500,000	750	—	(16,454,733)	(16,453,913)
Accretion of Class A Ordinary Shares Subject to Redemption	—	—	—	—	—	(598,467)	(598,467)
Net income	—	—	—	—	—	307,325	307,325

Balance — June 30, 2022	700,000	70	7,500,000	750	—	(16,745,875)	(16,745,055)
Accretion of Class A Ordinary Shares Subject to Redemption	—	—	—	—	—	(1,349,618)	(1,349,618)
Net income	—	—	—	—	—	1,168,910	1,168,910

Balance — September 30, 2022	700,000	$70	7,500,000	$750	$—	$(16,926,583)	$(16,925,763)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MAY 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 3, 2021	—	$—	7,503,750	$750	$24,250	$—	$25,000
Net loss	—	—	—	—	—	—	—

Balance — June 30, 2021	—	—	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	—	—	(6,642)	(6,642)

Balance — September 30, 2021	—	$—	7,503,750	$750	$24,250	$(6,642)	$18,358

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2022	For the period from May 3, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,328,977	$(6,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,930,925)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	237,777	(3,398)
Accrued expenses	4,807	198

Net cash used in operating activities	(359,364)	(9,842)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	—	25,000
Proceeds from promissory note – related party	—	125,000
Payment of deferred offering costs	—	(128,862)
Advances from related party	3,671	—
Repayment of advances from related party	(3,671)	—

Net cash provided financing activities	—	21,138

Net Change in Cash	(359,364)	11,296
Cash – Beginning	637,566	—

Cash – Ending	$278,202	$11,296

Non-Cash Investing and Financing Activity:
Accretion of Class A Ordinary Shares Subject to Redemption	$1,349,618	$—

Deferred offering costs included in accrued offering costs	$—	$90,186

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, the private placement that took place concurrent with the Initial Public Offering and the Sponsor Loan (as defined in Note 5).
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
Following the closing of the Initial Public Offering on October 21, 2021, an amount of $306,000,000 ($10.20 per Public Shares) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Placement Units was placed in a Trust Account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
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
SEPTEMBER 30, 2022

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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Liquidity and Going Concern
As of September 30, 2022, the Company had $278,202 in its operating bank accounts, $307,948,085 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $546,112. As of September 30, 2022, $1,948,085 of the amount on deposit in the Trust Account represented interest income.
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
for the period ended December 31, 2021, as filed with the SEC on February 28, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash of $278,202 and $637,566, respectively. The Company did not have any cash equivalents at September 30, 2022, and December 31, 2021.
Cash and Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,450,000)
Class A ordinary shares issuance costs	(17,078,457)
Plus:
Accretion of carrying value to redemption value	35,528,457

Class A ordinary shares subject to possible redemption, December 31, 2021	$306,000,000
Plus:
Accretion of carrying value to redemption value	1,948,085

Class A ordinary shares subject to possible redemption, September 30, 2022	$307,948,085

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, or (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,350,000 Class A ordinary shares in the aggregate. For the three months and nine months ended September 30, 2022 and for the period from May 13, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted income per ordinary share
Numerator:
Allocation of net income	$939,412	$229,498	$1,068,052	$260,925
Denominator:
Basic and diluted weighted average shares outstanding	30,700,000	7,500,000	30,700,000	7,500,000

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

	Three Months Ended September 30, 2021		For the Period from May 3, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted income per ordinary share
Numerator:
Allocation of net income	$—	$(6,642)	$—	$(6,642)
Denominator:
Basic and diluted weighted average shares outstanding	—	7,187,500	—	7,187,500

Basic and diluted net income per ordinary share	$—	$(0.00)	$—	$(0.00)

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
ASU

2020-06
should be applied on a full or modified retrospective basis and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management continues to evaluate the impact of adopting ASU
2020-06.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Advances from Related Party
During the quarter ended March 31, 2022, the Sponsor paid operating expenses on behalf of the Company totaling $3,671. These amounts were reflected on the condensed balance sheets as advances to Sponsor. The advances were non-interest
bearing and are payable on demand. The $3,671 due to the Sponsor was repaid as of September 30, 2022.
Sponsor Loan
The Sponsor loaned the Company $6,220,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan will be deposited into the Trust Account and be used to fund the redemption of the public shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into units (“Sponsor Loan Units”) at a conversion price of $10.00 per unit, at the discretion of the Sponsor, at any time up until the consummation of an initial Business Combination. The Sponsor Loan Units would be identical to the placement units sold in the Initial Public Offering. The Sponsor Loan is being extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Units by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of September 30, 2022 and December 31, 2021, there is $6,220,000 outstanding under the Sponsor Loan.
Administrative Support Agreement
The Company entered into an agreement, commencing on October 18, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of our Sponsor a total of $12,500 per month for office space, utilities and secretarial, and administrative support services. For the three and nine months ended September 30, 2022, the Company incurred $37,500 and $112,500, respectively, in fees for these services, of which $12,500 is included in accrued expenses in the accompanying unaudited condensed balance sheet as of September 30, 2022. For the period from May 13, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon completion of the Business Combination. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 700,000 Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to redemption.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
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
NOTE 8 — WARRANTS
Warrants
—As of September 30, 2022 and December 31, 2021 there are 15,350,000 warrants issued and outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective within 60 days after the closing of a Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, it will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” as used in the paragraph shall mean the volume weighted average price of the of the Class A ordinary shares as reported during the ten (10) day period ending on the trading date prior to the date that notice of exercise is received by the warrant agent.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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
The Company holds a portion of its assets in the Trust Account in U.S. Treasury Securities and a portion in money market funds which are primarily invested in U.S. Treasury Securities. At September 30, 2022, assets held in the Trust Account were comprised of $670 in cash, $154,032,028 in U.S. Treasury securities, and $153,915,387 in money market funds. At December 31, 2021, assets held in the Trust Account were comprised of $484 in cash, $153,013,893 in U.S. Treasury securities, and $153,002,783 in money market funds. As of September 30, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at September 30, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 1/20/2022)	1	$153,013,893	$2,577	$153,016,470
September 30, 2022	U.S. Treasury Securities (Mature on 04/21/2022)	1	$154,032,028	$(921)	$154,031,107
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	September 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$153,002,783	$153,915,387
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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and following the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $1,168,910, which consisted of interest earned on investment held in the Trust Account of $1,349,618, offset by operating expense of $180,708.

For the nine months ended September 30, 2022, we had a net income of $1,328,977 which consisted of interest earned on investment held in the Trust Account of $1,930,925, offset by operating expenses of $601,948.

For the three months ended September 30, 2021, we had a $6,642 net loss.

For the period from May 3, 2021 (inception) through September 30, 2021, we had a $6,642 net loss.

Liquidity and Capital Resources

On October 21, 2021, the Company consummated the initial public offering of 30,000,000 Units, including 3,900,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (a “public share”), and one-half of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share of the Company for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 700,000 placement units (the “placement units”) at a price of $10.00 per placement unit in a private placement to Sponsor, generating gross proceeds of $7,000,000.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $359,364. Net income of $1,328,977 was affected by interest earned on marketable securities of $1,930,925. Changes in operating assets and liabilities provided $242,584 of cash from operating activities.

For the period from May 3, 2021 (inception) through September 30, 2021, net cash used in operating activities was $9,842. Net loss of $6,642 was affected by changes in operating assets and liabilities which used $3,200 of cash in operating activities.

At September 30, 2022, we had cash and marketable securities held in the Trust Account of $307,948,085. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $278,202 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Condensed balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-condensed balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-condensed balance sheet arrangements. We have not entered into any off-condensed balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management continues to evaluate the impact of adopting ASU 2020-06.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on May 3, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule13a-15(b)under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated October 18, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 11, 2022, and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 8, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete a Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Because we are a Cayman Islands exempted company, we may be considered a “foreign person” under such rules. Additionally, our Sponsor, which is also a Cayman Islands limited liability company, has ties to non-US persons. Alex Vieux, who is an advisor to the Company and one of three managing members of our Sponsor, is a French citizen. Mr. Vieux is also one of two managing members of Founder Holdings LLC, which is the managing member of Explorer Parent LLC – a member of our Sponsor. Mr. Vieux is also a joint owner of an affiliate of the Sponsor that receives administrative fees from the Company. Except as disclosed herein, the Sponsor has no other substantial ties with a non-U.S. Person.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. We and our Sponsor are Cayman Island exempted companies that are subject to the laws of the Cayman Islands.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

Date: November 7, 2022	By:	/s/ Eric Benhamou
	Name:	Eric Benhamou
	Title:	Chief Executive Officer