Form 10-K
period 2022-12-31
Enterprise 4.0 Technology Acquisition Corp
filed 2023-03-27
CIK 1870925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Global Market was $298,800,000.
As of
March
27
, 20
23 there were 30,700,000 Class A ordinary shares, par value $0.0001 per share and 7,500,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the Company (as defined below);

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Cantor” are to Cantor Fitzgerald & Co., a representative of the underwriters in our initial public offering (as defined below);

•	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

•	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

•	“Company,” “our Company,” “we” or “us” are to Enterprise 4.0 Technology Acquisition Corp.;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Enterprise 4.0 companies” are to the new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses;

•	“FASB” are to the Financial Accounting Standards Board;

•

“founder shares” are to the Class B ordinary shares initially purchased by our sponsor (as defined below) in a private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial public offering” are to the initial public offering that was consummated by the Company on October 21, 2021;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“letter agreement” are to the letter agreement executed with our sponsor, officers, directors and advisors, the form of which is filed as an exhibit to the Registration Statement (as defined below);

•	“management” or our “management team” are to our officers and directors;

•	“Mizuho” are to Mizuho Securities USA LLC, a representative of the underwriters in our initial public offering;

•	“Nasdaq” are to the Nasdaq Stock Market;

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

•

“placement shares” are to the 700,000 Class A ordinary shares included within the placement units (as defined below) purchased by our sponsor and the underwriters in the private placement (as defined below), as well as any shares that may be included in additional units that may be issued upon conversion of working capital loans (as defined below) and the sponsor loan (as defined below) as described herein;

•

“placement units” are to the 700,000 units purchased by our sponsor and the underwriters in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant (as defined below), as well as any units that may be issued upon conversion of working capital loans and the sponsor loan as described herein;

•

“placement warrants” are to redeemable warrants to purchase an aggregate of 350,000 of our Class A ordinary shares included within the placement units purchased by our sponsor and the underwriters in the private placement, as well as any warrants that may be included in additional units that may be issued upon conversion of working capital loans and the sponsor loan as described herein;

•

“private placement” are to the private placement of 700,000 units being purchased by our sponsor and the underwriters, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $7.0 million;

•

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or thereafter in the open market);

•	“public shareholders” are to the holders of our public shares;

•	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

•	“Registration Statement” are to the Form S-1 initially filed with the SEC on September 24, 2021 (File No. 333-259773), as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•	“representatives” are to Cantor and Mizuho, as representatives of the underwriters in our initial public offering;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

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

•	“SPACs” are to are to special purpose acquisition companies;

•	“sponsor” are to ENT4.0 Technology Sponsor LLC, a Cayman Islands limited liability company;

•	“sponsor loan” are to the loan our sponsor made to us simultaneously with the closing of our initial public offering;

•	“sponsor loan units” are to the units that may be issued to our sponsor upon conversion of the sponsor loan as described herein;

•

“trust account” are to the U.S.-based trust account in which an amount of $306,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in our initial public offering, placement units and proceeds from the sponsor loan was placed following the closing of the initial public offering.

•	“underwriters” are to the underwriters of our initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

•

“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business

Overview

We are an early-stage blank check company formed as a Cayman Islands exempted company for the purpose of effecting an initial business combination with one or more businesses. We are focusing our search for prospects within the technology industry along the trendlines set by Enterprise 4.0 companies. Our ability to locate a potential target is subject to the uncertainties and risks discussed within this Report.

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

The combination of digital transformations such as those catalyzed by Enterprise 4.0 companies with abundant capital and low interest rates has led to what we believe are significant opportunities for such companies to go public via a combination with a SPAC. Nasdaq and the NYSE host more than 300 publicly traded technology US companies with a market capitalization exceeding $1 billion as of May 27, 2021. However, much of the attention from press and investors has been on “mega-corns”— private companies valued significantly more than $1 billion. This has made the IPO route less accessible for many companies causing the number of technology company IPOs to dwindle. An average of 160 technology companies went public each year during the 1990s. Since 2010, that annual average has plummeted; in 2019 and 2020, there were only 37 and 42 technology IPOs, respectively. We believe that the increase in private capital from venture capital and private equity firms has prolonged the time that companies stay private and delayed their entrance into the public markets.

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

Initial Public Offering

On October 21, 2021, we consummated our initial public offering of 30,000,000 units, including 3,900,000 units issued pursuant to the partial exercise of the underwriter’s over-allotment option. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 700,000 placement units. 600,000 of the placement units were sold to our sponsor, 60,000 placement units were sold to Cantor, and 40,000 placement units were sold to Mizuho at a purchase price of $10.00 per placement unit, generating gross proceeds of $7,000,000.

A total of $306,000,000, comprised of $294,739,214.44 of the proceeds from our initial public offering, $7,000,000 of the proceeds of the sale of the placement units, and $4,260,785.56 of the proceeds from the sponsor loan was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by our Chief Executive Officer, Eric Benhamou, our Chief Financial Officer, Christopher Paisley, our Chief Operating Officer, Ron Sege, and our Chief Acquisition Officer, Yashwanth Hemaraj. We must complete our initial business combination by April 21, 2023, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by April 21, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Explorer Acquisitions

Our sponsor was formed as a collaboration between our Chief Executive Officer Eric Benhamou, our advisor Alex Vieux, our advisor Steven Fletcher and Explorer Acquisitions (“Explorer”).

Founded in 2018 by Alex Vieux and Steve Fletcher, Explorer is a sponsor of a series of SPACs in partnership with proven executives such as Mr. Benhamou. Explorer employs approximately 15 professionals focused on the end-to-end SPAC lifecycle from initial public offering to diligence and initial business combination. Since its inception, Explorer has sponsored seven SPAC IPOs, with collective proceeds of approximately $2.5 billion. SPACs currently searching for a target business include the Company and BioPlus Acquisition Corp. (Nasdaq: BIOS), a blank check company searching for a target business in the life sciences industry. Completed business combinations include: ChaSerg Technology Acquisition Corporation (Nasdaq: CTAC), a blank check company that completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020; Apex Technology Acquisition Corporation (formerly Nasdaq: APXT), a blank check company that completed initial business combination with AvePoint, Inc. (Nasdaq: AVPT) in July 2021.

We may draw upon Explorer’s infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification and diligence of a business combination partner and subsequent execution of an initial business combination. Notwithstanding the foregoing, Explorer has no written advisory agreement with us and has no fiduciary obligations to us. Accordingly, they may present business combination opportunities to other entities prior to presenting them to us.

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

The benefits we believe we offer to a target company include but are not limited to the following:

•

Expertise in building successful companies: Our management team has a combined 120 years of leadership experience across both public and private companies and across both hardware and software firms. They have identified tectonic industry shifts and built technology companies that have captured dominant market shares. They have demonstrated a strong track record of innovation across both software and hardware systems, building high-performance teams and global expansion. They have established go-to-market teams that have driven strong revenue and EBITDA growth, and they have helped set up the key governance practices and processes required of publicly traded companies. They have a successful track record of expansion of business lines into new markets and industry verticals through successful acquisitions, joint ventures, spin-offs and integrations. They have also demonstrated expertise in navigating the capital markets, delivering value to public investors as Chief Executive Officers and Chief Financial Officers of publicly traded companies.

•

Ability to mentor and support exceptional executives: Our officers have served on dozens of boards, including 25 public company boards, and our advisors, Alex Vieux and Steve Fletcher, have collectively served on over a dozen other boards. Our management team and advisors bring a unique combination of industry expertise and skills to identify and mentor top executive talent. We believe that this experience and knowledge base will be invaluable in helping an acquired company’s leadership achieve value creation milestones, navigate the competitive market dynamics and increase their odds of long-term success.

•

Maximizing the value of becoming a publicly traded entity: We are committed to working with management and shareholders who aspire to have their company become a public entity and create substantial wealth. The benefits of transitioning from a private to a public entity may include a broader access to debt and equity providers for potential roll-up acquisitions, increased market branding and visibility and tangible incentives and liquidity for employees, which help hire and retain the best talent.

Acquisition Criteria

We are seeking potential target businesses globally using a world-wide network of professional contacts that has been developed by our management team and advisors over many years. This network encompasses private equity firms, venture capitalists and entrepreneurs.

The maturity and judgment skills accumulated by our management team and advisors guide our acquisition process. When candidate companies are being evaluated, we use the following, non-exclusive criteria for determining opportunities.

•

Target size: We are targeting entities whose enterprise value is between $500 million and $2.5 billion, with a sweet spot of $1 billion to $2 billion. We are seeking companies that have a strong potential to grow within their market segment as well as clear expansion potential by expanding their product and services suite, which we believe offer long-term risk-adjusted return potential.

•

Industry: We are focusing on the technology industry aligned with our Enterprise 4.0 strategy, where we have significant operational and investment experience, as well as a substantial network. We believe our management team’s experience across various sub-sectors enables us to scout and evaluate a potential target quickly in order to secure favorable terms, as well as explore operational improvements, including additional roll-up acquisitions.

•	Market opportunity: We intend to select investments in industry sub-segments that have favorable macro trends, long-term growth prospects and significant revenue growth potential.

•

Strong management team: We are seeking companies with proven and accomplished management teams that are eager to partner with us and build the next phase of the company together. We intend to spend significant time assessing a company’s leadership team, culture and processes to ensure that the company has the human capital that global companies need to increase their odds of success and build sustainable value to its stakeholders.

•

Operational discipline: We intend to select companies that have a repeatable go-to-market process, as well as the requisite controls and reporting processes in place. We are seeking companies that can leverage our management team’s operational experience to further improve operational efficiencies, enhance alignment and accelerate growth.

•

Competitive advantages: We intend to invest in companies that possess sustainable competitive advantages, both from a technological and business model standpoint, as well as substantial room for growth; we are looking for the existence of strong product and service roadmaps for continued innovation, strong unit economics and continued potential for additional revenue, cost and thought leadership.

•

Market presence: We are seeking companies that are recognized market leaders in an emerging category with a sizable market share and the opportunity to achieve market leadership in a broader market through both organic and inorganic growth. They should also have defensible proprietary technology, unique datasets and intellectual property rights.

•

Benefit from being public: We are seeking targets that can inherently benefit from becoming a public company, including benefits such as acquisition capital, greater market visibility and branding among customers, enhanced access to debt and equity capital markets, and more tangible incentives for employee stock compensation.

•

Appropriate valuations: Our management team members are rigorous, disciplined, and valuation-centric investors. We are expecting to enter a business combination only if it offers significant upside potential and limited risks.

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

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our initial business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing.

There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Acquisition Candidates

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We have expected and continue to expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering, public relations and marketing efforts or direct contact by our sponsor, officers, directors, advisors or their affiliates following the completion of our initial public offering.

Our officers, directors and advisors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will we pay our sponsor, officers or directors, or any entities with which they are affiliated, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans that our sponsor, members of our management team, board or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not complete an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (ii) payments to our sponsor or its affiliate of a total of $12,500 per month for office space, administrative and shared personnel support services, and (iii) reimbursements for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Other Acquisition Considerations

Members of our management team directly or indirectly own our ordinary shares and/or placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities (including blank check companies) pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, if any of our officers or directors becomes aware of an acquisition opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations and may need to present such acquisition opportunity to such entity and only present it to us if such entity rejects the opportunity.

Our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

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

We will structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for our initial business combination in the amount of approximately $310,575,768 as of December 31, 2022, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information made available to us.

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

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rules, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

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

The purpose of such purchases would be to (i) vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.35 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representatives of the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial holders, sponsor, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve our initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares that are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon completion of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

Our amended and restated memorandum and articles of association provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon completion of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial holders, sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

Our initial holders, sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 21, 2023 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon completion of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $135,721 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, the sale of the placement units and the sponsor loan, other than the proceeds deposited in the trust account, as of December 31, 2022 the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.35 (without taking into account the withdrawal of interest to pay taxes, if any). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.35. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have and will continue to seek to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our Company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to the amounts held outside the trust account ($135,721 as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.35 per share to our public shareholders. Additionally, if we file a bankruptcy insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our company and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to complete an initial business combination. In addition, since there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to complete an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, public shares and public warrants are registered under the Exchange Act, and, as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 under the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

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

•

since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•

changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.35 per share;

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.35 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

•

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

•

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 18-month anniversary of the effective date of our IPO Registration Statement, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

•

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

•	there is substantial doubt about our ability to continue as a “going concern”; and

•

We may not be able to complete a Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. Because we and our Sponsor have certain ties to non-US entities, we may be subject to such scrutiny. Specifically, Alex Vieux, who is an advisor to the Company and one of three managing members of our Sponsor, is a French citizen. Mr. Vieux is also one of two managing members of Founder Holdings LLC, which is the managing member of Explorer Parent LLC – a member of our Sponsor. Mr. Vieux is also a joint owner of an affiliate of the Sponsor that receives administrative fees from the Company.

Furthermore, we note below the following risk factor relating to our liquidity, operations and ability to consummate an initial business combination.

We have cash accounts with Silicon Valley Bank, which was recently closed by the Federal Deposit Insurance Corporation (“FDIC”). As a result, we may not be able to access the full amount of our cash on a timely basis or at all.

On March 10, 2023, the FDIC announced that Silicon Valley Bank (“SVB”) had been closed by state regulators, at which time we held cash, cash equivalents and restricted cash of approximately $23,425 at SVB. While we have regained access to our accounts at SVB, there can be no guarantee that we will be able to transfer such funds in a timely manner, or at all. The closure of SVB or any other financial institution with which we maintain cash could adversely affect our ability to access cash balances. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 11, 2022, August 8, 2022 and November 7, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

On March 27, 2023, there were four holders of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and one holder of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on December 2, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our Trust Account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report, including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on May 3, 2021 formed for the purpose of effecting an initial business combination. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the placement units, our shares, debt or a combination of cash, shares and debt. We are not limited to a particular industry or sector for purposes of completing an initial business combination, although we are focusing our search within the technology industry along the trendlines set by a new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and following the initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had a net income of $3,737,355, which consisted of interest earned on investment held in the trust account of $4,519,538, offset by operating expenses of $782,183.

For the period from May 3, 2021 (inception) through December 31, 2021, we had a net loss of $253,198, which consisted of interest earned on investment held in the trust account of $17,160, offset by operating expenses of $270,358.

Liquidity and Capital Resources

On October 21, 2021, we consummated our initial public offering of 30,000,000 units, including 3,900,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 700,000 placement units at a price of $10.00 per placement unit in a private placement to our sponsor and the representatives, generating gross proceeds of $7,000,000.

Following the initial public offering and the sale of the placement units and the sponsor loan to the Company of $6,220,000 as of the closing date of the initial public offering, a total of $306,000,000 was placed in the trust account. We incurred transaction costs of $17,078,457, consisting of $5,220,000 of underwriting fees, and $11,280,000 of deferred underwriting fees and $578,457 of other offering costs.

For the year ended December 31, 2022, net cash used in operating activities was $530,805. Net income of $3,737,355 was affected by interest earned on marketable securities of $4,519,538. Changes in operating assets and liabilities provided $251,378 of cash from operating activities.

For the period from May 3, 2021 (inception) through December 31, 2021, net cash used in operating activities was $835,777. Net loss of $253,198 was affected by interest earned on marketable securities of $17,160. Changes in operating assets and liabilities used $565,419 of cash from operating activities.

At December 31, 2022, we had cash and marketable securities held in the Trust Account of $310,536,698. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $135,721 held outside of the trust account. We have used and will continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

To finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. If an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the placement units. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans.

Going Concern

We will need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through April 21, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if an initial business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor monthly fee of $12,500 for office space, administrative and support services. We began incurring these fees on October 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or $5,220,000 in the aggregate, which was paid upon the closing of our initial public offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.35 per unit of the gross proceeds of the initial 26,100,000 units sold in our initial public offering, or $9,135,000, and (ii) $0.55 per unit of the gross proceeds from the units sold pursuant to the over-allotment option, or $2,145,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account if and only if the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Concurrent with the closing of our initial public offering, our sponsor loaned the Company $6,220,000 to be deposited into the trust account and used to fund the redemption of public shares (as necessary). The sponsor loan is non-interest bearing and will be repaid or converted into units at a conversion price of $10.00 per unit, at the discretion of our sponsor at any time up until the consummation of an initial business combination. If the Company does not consummate an initial business combination, the Company will not repay the sponsor loan and its proceeds will be distributed to the public shareholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Eric Benhamou	67	Chief Executive Officer and Director

Christopher Paisley	70	Chief Financial Officer and Director

Ron Sege	65	Chief Operating Officer

Yashwanth Hemaraj	39	Chief Acquisition Officer

Kim Le	50	Director

Sudhakar Ramakrishna	55	Director

Mona Sabet	55	Director

Judith Sim	54	Director

The experience of our directors and executive officers is as follows:

Eric Benhamou, our Chief Executive Officer and a director since inception, founded and served as President and Chief Financial Officer for ChaSerg Technology Acquisition Corp. (formerly Nasdaq: CTAC) (“CTAC”), a SPAC that completed its initial public offering in October 2018, generating gross proceeds of $220 million. In March 2020, CTAC completed its initial business combination with Grid Dynamics Holdings, Inc. (Nasdaq: GDYN) (“Grid Dynamics”). Grid Dynamics is a driver of enterprise-level digital transformation in the Fortune 1000, developing next generation solutions in artificial intelligence, data science, cloud computing, Big Data and DevOps to accelerate enterprise digitization for its clients across the financial, technology and retail sectors. Mr. Benhamou has been a director of Grid Dynamics since 2015.

Mr. Benhamou co-founded Bridge Communications, a specialist in computer network technologies, which completed its IPO on Nasdaq in 1985 and merged with 3Com Corporation (formerly Nasdaq: COMS) (“3Com”), a networking equipment vendor, in 1987. Thereafter, Mr. Benhamou became Chief Executive Officer of 3Com, serving from 1990 to 2000, and as chairman until 2010. During his tenure as CEO of 3Com, stock price increased by over 90x and revenue grew to over $5 billion. As 3Com’s Chief Executive Officer, Mr. Benhamou led the company in acquiring US Robotics, the owner of Palm, Inc. (“Palm”), the maker of the groundbreaking Palm Pilot. Palm was thereafter spun off in an IPO in March 2000 (formerly Nasdaq: PALM), and Mr. Benhamou served as its Chief Executive Officer until 2003. Mr. Benhamou continued to serve as Chairman of both 3Com and Palm until their eventual sale to Hewlett-Packard in 2010. In 2004, Mr. Benhamou founded Benhamou Global Ventures (“BGV”), a venture firm now investing in Enterprise 4.0 companies, a new wave of cloud native startups that combine artificial intelligence, intelligent automation and proprietary access to data to transform enterprise businesses globally. Since 2004, BGV’s investments into technology companies have resulted in 18 successful company sales, including the sale in 2020 of Ayehu Software Technologies Ltd., an IT workflow automation solution provider, to Insight Partners, a global private equity and venture capital firm, the sale in 2019 of IdentityMind Global Inc., an identity-based platform for e-commerce, to Acuant, an identity verification global solutions provider, and the sale in 2019 of Profitect Inc., a retail and consumer packaged goods prescriptive analytics provider, to Zebra Technologies Corporation (Nasdaq: ZBRA), a data capture and automatic identification enterprise solutions provider, as well as several IPOs, including Voltaire Ltd., Finjan Holdings Inc. and Grid Dynamics. Mr. Benhamou has served on the board of directors of Grid Dynamics (Nasdaq: GDYN) as the Chair of the Compensation Committee since 2015 and has also served on the board of directors as the Chair of the Nomination and Governance Committee since 2004 of Silicon Valley Bank (Nasdaq: SIVB), a technology-focused commercial bank. Previously, Mr. Benhamou served as a member of the board of directors of Finjan Holdings Inc. (Nasdaq: FNJN), a leader in cybersecurity, from 2013 until July 2020 and as a member of the board of directors of Cypress Semiconductor (formerly Nasdaq: CY), a semiconductor design and manufacturing company, and served as chairman for over a decade until 2017. Mr. Benhamou also serves on the board of directors for multiple private companies. Mr. Benhamou has also taught entrepreneurship in various business schools around the world for over 10 years, principally at INSEAD, Stanford University and IDC’s Herzliya’s Arison School of Business, where he was a visiting professor. Mr. Benhamou also served on the Advisory Board of Stanford University’s School of Engineering and the Board of Governors of Ben Gurion University of the Negev in Israel. Mr. Benhamou earned an M.S. from Stanford University’s School of Engineering, as well as a Diplôme d’Ingénieur and a Doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris. We believe Mr. Benhamou is well qualified to serve as a director due to his extensive operational, executive, investing and board experience in the technology industry.

Christopher Paisley, our Chief Financial Officer and a director since October 2021, has served as Dean’s Executive Professor of Accounting at the Leavey School of Business at Santa Clara University since January 2001. Prior to academia, Mr. Paisley served as the Senior Vice President, Finance and Chief Financial Officer for 3Com from 1985 to 2000. During Mr. Paisley’s 15 years at 3Com, the company grew from $50 million to over $5 billion in sales, ranking in the top 300 on the May 2000 Fortune 500 list. Prior to joining 3Com, Mr. Paisley served as Vice President, Finance and Chief Financial Officer of Ridge Computers, a scientific workstation manufacturer, from 1982 to 1985. Previously, Mr. Paisley was employed by Hewlett-Packard Company, a global hardware and software technology company, for five years in a variety of accounting and finance positions. Mr. Paisley has extensive public company board experience and currently serves on multiple public companies’ board of directors, including serving as the Lead Independent Director, Chair of the Audit Committee, and as a member of the Finance, Governance and Real Estate Committees at Equinix Inc. (Nasdaq: EQIX), a global digital infrastructure company, since 2007; as Chair of the Audit Committee and on the Nominating and Governance Committee at Ambarella Inc. (Nasdaq: AMBA), a developer of low-power system-on-a-chip semiconductors, since 2012; and as Chair of the Audit Committee and on the Nominating and Governance Committee at Fastly Inc. (NYSE: FSLY), a cloud computing company offering a programmable edge cloud platform for developers as a service, since 2018. Previously, Mr. Paisley has served on numerous boards of public companies, eight of which he joined while private that subsequently went through a successful IPO. Mr. Paisley served as Chairman of the Board at Silicon Image Inc. and Volterra Semiconductor Corporation and as Lead Independent Director at Fortinet (Nasdaq: FTNT) and Control 4. Mr. Paisley also served as a board member of 3Par, Applied Digital Access, Aspect Telecommunications, Bridge Bank, Brocade, Electronics for Imaging, Fitbit, Legato Systems, Persistence Software, Riverstone Networks, WJ Communications and YuMe. Mr. Paisley earned a M.B.A. from the University of California at Los Angeles and a B.A. from the University of California at Santa Barbara in Economics. We believe Mr. Paisley is well qualified to serve as a director due to his extensive operational, finance and board experience in the technology industry.

Ron Sege, our Chief Operating Officer since October 2021, brings over 35 years of experience in the telecommunications, data communications and online search industries. Mr. Sege has been a Partner at BGV since 2018. Prior to BGV, from 2011 to 2018, Mr. Sege served as Board Chairman and Chief Executive Officer of Echelon Corporation (Nasdaq: ELON) (“Echelon”), a pioneering developer and supplier of Industrial Internet of Things semiconductors and control solutions. During his tenure at Echelon, Mr. Sege divested unprofitable businesses and oversaw acquisitions of growth businesses and the sale of Echelon to Adesto Technologies. From 2008 to 2011, Mr. Sege served as President and Chief Operating Officer of 3Com where he oversaw all non-China product development, sales and support operations. During his tenure as President and Chief Operating Officer of 3Com, Mr. Sege consolidated product operations to improve profitability and led the expansion of target markets to include data center networking solutions. Mr. Sege engineered and promoted 3Com’s “China out” strategy that led to the $2.7 billion acquisition of 3Com by Hewlett-Packard, an acquisition resulting in more than 230% stock price appreciation for 3Com shareholders over Mr. Sege’s tenure as COO. From 2004 to 2008, Mr. Sege was Chief Executive Officer and a director for Tropos Networks, a venture capital backed company pioneering wireless RF mesh solutions for creating private WiFi networks over large outdoor areas, which was later acquired by ABB (NYSE: ABB) in 2012. Prior to Tropos Networks, Mr. Sege served as Chief Executive Officer and a director of Ellacoya Networks from 2001 to 2004, which developed and sold carrier-grade deep packet inspection bandwidth management solutions into the competitive local exchange carrier marketplace. Ellacoya Networks, which was privately held, was acquired by Arbor Networks in 2008. From 1998 to 2001, Mr. Sege was Executive Vice President of Lycos, Inc. (formerly Nasdaq: LCOS), where he oversaw all product operations and marketing and integrated numerous acquisitions. In 2000, Lycos was acquired by Terra Networks, the internet arm of Telefonica, for $12.5 billion. Prior to Lycos, Mr. Sege held a variety of executive positions at 3Com and ROLM Corporation (NYSE: ROLM), where he integrated numerous acquisitions. Mr. Sege has extensive public and private company board experience and has served as the Lead Independent Director at Ubiquiti Networks (NYSE: UI) since 2012, a developer of wide- and local-area wireless network solutions, as the Executive Chairman for Virtana, a privately held AIOps leader for enterprise hybrid cloud transformation and as a board member for EverestLabs.AI, a privately held artificial intelligence and robotics company focused on waste management. Since 2016 Mr. Sege has also served as an advisor to McRock Capital, an early stage venture capital firm focused on the technology space based out of Toronto, Canada. Mr. Sege earned a M.B.A. from Harvard Business School and a B.A. from Pomona College in Economics.

Yashwanth Hemaraj, our Chief Acquisition Officer since October 2021, has served as a Partner at BGV since 2014. Mr. Hemaraj co-founded in 2018 and leads the operations of Arka Venture Labs, a cross-border accelerator platform for India-based B2B companies to scale globally. Mr. Hemaraj is a product leader with expertise in wireless systems, software, telecommunications, cloud services, and cybersecurity. Prior to his tenure at BGV, from 2008 to 2013, Mr. Hemaraj was one of the first engineers and a product manager at SpiderCloud Wireless, a venture-backed startup building indoor wireless systems which was acquired by Corning Incorporated (NYSE: GLW) in 2017. Mr. Hemaraj serves as a director on multiple privately-held enterprise technology companies’ boards of directors, including Macrometa Corporation, an edge computing service and global data network provider, since 2017, AiDash Inc., a software provider enabling satellite-powered operations and maintenance, since 2020, Folloze Inc., an account based marketing engagement platform, since 2019, Tagnos, a workflow orchestration software provider for hospitals and healthcare workers, since 2018, and as a Board Observer at 6d Bytes Inc., a food robotics company, since 2018 and BoostUp.ai, which offers connected software for revenue teams, since 2020. Mr. Hemaraj previously served on the board of directors for Totango Inc., a customer success software company.

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

In addition, our board of directors consists of a diverse group of executive operators, seasoned investors, and experienced counsel. Since October 2021, our board of directors also includes:

Kim Le, who serves as Chair of the Audit Committee, brings over 25 years of experience in public accounting, internal auditing and building businesses. In 2003, Ms. Le founded A2Q2 Corporation (“A2Q2”), a global Special Ops firm which assists growth tech companies in designing, implementing and scaling business processes, ERP systems and internal controls to comply with the Sarbanes-Oxley Act, and since then has served as its Chief Executive Officer. Some of Ms. Le’s noteworthy clients have included Airbnb (Nasdaq: ABNB), Chargepoint (NYSE: CHPT), Fastly (NYSE: FSLY), Proterra (Nasdaq: PTRA), Square (NYSE: SQ) and Uber (NYSE: UBER). In addition to her role at A2Q2, in 2018 Ms. Le founded Directors League Inc., a peer-to-peer community of corporate directors who currently serve on the boards of publicly traded companies, and since then has served as its Chief Executive Officer. In 2020, she also founded SASI Robotics, Inc., a Robotics Process Automation as a service company, and serves as its Chief Executive Officer. Ms. Le has an extensive background in advising boards of directors, audit committees and C-level executives on matters related to corporate governance and internal audit. Prior to founding A2Q2, Ms. Le served as a Senior Manager at Protiviti from 2002 to 2003, and from 1994 to 2002, she led financial statement audits, IPOs, revenue recognition and M&A due diligence as a manager at Arthur Andersen. Ms. Le is the recipient of the National Diversity & Inclusion Champion Award by Financial Executives International and the Trailblazer Award by the California Society of CPAs. Ms. Le has served on the board of GSI Technology Inc. (Nasdaq: GSIT), a provider of semiconductor memory solutions, since 2020. Ms. Le earned a B.S. from Arizona State University in Accountancy and is an inactive licensed CPA in California and Arizona. We believe Ms. Le is well-qualified to serve as a director because of her significant experience in the financial and technology industries and extensive understanding of public company operations.

Sudhakar Ramakrishna is a global technology leader with nearly 25 years of experience across cloud, mobility, networking, security, and collaboration markets. Since January 2021, Mr. Ramakrishna has served as President and Chief Executive Officer of SolarWinds Corporation (NYSE: SWI) (“SolarWinds”), a software solution provider that helps businesses manage their network, systems and information technology infrastructure. Prior to SolarWinds, from 2015 to 2020, Mr. Ramakrishna served as the CEO of Pulse Secure, LLC, a provider of secure and zero trust access solutions for Hybrid IT environments, where he was responsible for all aspects of business strategy and execution. Prior to Pulse Secure, Mr. Ramakrishna served as the Senior Vice President and General Manager for the Enterprise and Service Provider Division at Citrix Systems, Inc. (Nasdaq: CTXS) (“Citrix”), where he had responsibility for Citrix’s portfolio of virtualization, cloud networking, mobile platforms, and cloud services solutions. Mr. Ramakrishna also has held senior leadership roles at Polycom, Motorola, and 3Com. Mr. Ramakrishna has served on the board of directors for SailPoint Technologies Holdings Inc. (NYSE: SAIL), a leading enterprise identity security provider, since June 2021. Mr. Ramakrishna earned a M.S. in Computer Science from Kansas State University and a Master of Management from Northwestern University’s Kellogg School of Management. We believe Mr. Ramakrishna is well-qualified to serve as a director because of his significant leadership experience in the technology industry and extensive understanding of public company operations.

Mona Sabet is a technology business executive with over 25 years of experience in technology transactions, acquisitions, technology ecosystem, software business models and corporate finance for small and large technology companies. Ms. Sabet has served as Chief Corporate Strategy Officer at UserTesting (NYSE: USER), a San Francisco-based company powering exceptional customer experiences through on-demand human insights, since 2019. Prior to that, from 2016 to 2019, Ms. Sabet was a Managing Director at Tribal Advisors, a consulting and mergers and acquisitions advisory firm for software and systems companies, where she advised early-stage technology companies on their growth and exit strategies. Prior to Tribal Advisors, from 2010 to 2013, Ms. Sabet served as Corporate Vice President, Business Development at Cadence Design Systems (Nasdaq: CDNS) (“Cadence”), a leader in electronic design software and hardware, where she led mergers and acquisitions, strategic transactions and venture investments, delivering tens of millions of dollars in incremental revenue. Ms. Sabet also defined Cadence’s acquisition and partnership strategy, enabling the company to expand into adjacent growth markets. Ms. Sabet has also been an operator in two early-stage startups: Coverity, which led the market in the automation of the identification of software vulnerabilities, and Viblio, which pioneered automated tagging of user generated videos using machine learning and computer vision. Ms. Sabet is a board member and an advisor to a number of technology startups and accelerators, including as a director for Taiga Robotics Corporation, a robotics company. Ms. Sabet serves on the Advisory Board of the Women in Data Science conference and datathon and spent a decade serving on the board of ChIPs Network, which works to advance discussions at the intersection of law, technology and policy. Ms. Sabet led the strategy and implementation as a General Manager at the Anita Borg Institute for Women and Technology that brought the Grace Hopper Celebration, the world’s largest annual convention of women technologists, from 8,000 to 15,000 attendees in two years. Ms. Sabet is also the founder of and a member of HiPower, a group of leaders championing women who drive big changes. Ms. Sabet earned an engineering degree from the University of Toronto, a J.D. from Western University, and management certificates from Simon Fraser University and the University of California Berkeley. We believe Ms. Sabet is well-qualified to serve as a director because of her commitment to bringing more diversity to businesses of the future and significant experience within the financial and technology industries where she has led, operated, and advised technology companies.

Judith Sim, who serves as Chair of the Compensation Committee, is a Chief Marketing Officer with broad executive leadership and governance experience. During Ms. Sim’s tenure at Oracle (NYSE: ORCL), one of the largest global software providers known for database management systems, she served as Chief of Staff to the Office of the CEO and was Chief Marketing Officer from 2005 through 2020. Ms. Sim was responsible for global marketing, customer programs, sports marketing, brand and media communications for more than 15 years. Throughout her career with Oracle, she was able to help scale the company from $1 billion in annual revenue in 1991 to a reported $39 billion in 2020. Ms. Sim was often a featured speaker at Oracle events and industry conferences, delivering the opening Oracle OpenWorld keynote for more than 10 years, and she gave the keynote address at Oracle Modern Customer Experience about data, modern marketing and delivering experiences that drive emotion. Ms. Sim was also featured in discussions at Oracle’s College Hire Program, a series aimed at familiarizing new engineering graduates with Oracle’s culture, strategy and values. Since 2015, Ms. Sim has been a member of the board of directors at Fortinet Inc. (Nasdaq: FTNT), a provider of cybersecurity solutions, as the Chair of the Human Resources Committee and a member of the Corporate Governance and ESG Committees. Ms. Sim is also on the board of directors for First Advantage (Nasdaq: FA), a global provider of technology solutions for screening, verifications, safety and compliance related to human capital, as Chair of the Nominating and Corporate Governance Committee and Member of the Audit Committee. Ms. Sim has experience on private and non-profit boards, serving on the board of directors for DataStax, a venture-backed data management company, and having served as a member of the board of directors of the San Francisco Chamber of Commerce from 2015 to 2020. In 2015 and 2016, the San Francisco Business Times named Ms. Sim one of the “Most Influential Women in Bay Area Business.” Ms. Sim earned a B.S. from the University of California Davis. We believe Ms. Sim is well-qualified to serve as a director because of her significant go-to-market experience within the B2B and high tech industries and her governance experience as a public company director.

Advisors

Furthermore, our advisors include:

Alex Vieux is the Chairman and co-founder of Explorer Acquisitions, a serial SPAC sponsor, and Chief Executive Officer of Herring International, a Belgian corporation. Over the last 36 years, he has worked with and engaged C-suite executives from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen LLP (now Accenture plc). He then co-founded two technology companies, C•ATS Software, Inc. and Renaissance Software, both fintech startups that either went public or were sold in the 1990s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling technology world leaders. He was elected to the board of directors of Tandem Computers, Inc. and Computer Associates (listed on NYSE), Checkpoint Software, Commerce One, Inc. (Nasdaq: CMRC) and Qualys, Inc. (Nasdaq: OLYS) as well as dozens of private companies. Mr. Vieux served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Vieux serves as an advisor to .BioPlus Acquisition Corp. (Nasdaq: BIOS), a blank check company focused on a business combination within the life sciences industry. A graduate of the Institute d’Etudes Politiques and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.

Steven Fletcher is the Chief Executive Officer and co-founder of Explorer Acquisitions. Before co-founding Explorer Acquisitions, Mr. Fletcher advised numerous technology companies on mergers, acquisitions and other strategic transactions in his 24 year career as an investment banker. Mr. Fletcher worked in the Investment Banking Division at Goldman Sachs for more than eight years, where he held a number of leadership roles, including head of Information Technology Services banking, head of Systems and Storage banking and head of the Private Placement Group. In 2003, he helped found an investment bank, GCA (formerly known as Savvian LLC), which had grown to approximately 400 professionals at the time of his departure. Mr. Fletcher was a member of GCA’ s U.S. management committee and head of the software group and co-head of the digital media group. He served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Fletcher also serves as an advisor to BioPlus Acquisition Corp. (Nasdaq: BIOS), a blank check company focused on a business combination within the life sciences industry. He also serves on the board of directors of Lee Enterprises (Nasdaq: LEE), a U.S. media and information company. He holds a B.A. in Economics from UCLA and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

We currently expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Moreover, our advisors are not under any fiduciary obligations to us, nor do they perform board or committee functions or have any voting or decision making capacity on our behalf. They are also not required to devote any specific amount of time to our efforts, nor are they subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity that is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Ramakrishna and Ms. Sabet, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mses. Le and Sim, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Benhamou and Paisley, will expire at the third annual general meeting. Holders of our founder shares have the right to appoint all of our directors prior to completion of our initial business combination, and holders of our public shares do not have the right to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended (i) prior to the completion of an initial business combination, by a special resolution passed by at least 90% of the votes cast by the holders of issued shares present in person or by proxy at a general meeting and entitled to vote, or (ii) in connection with and immediately prior to the completion of an initial business combination or following the completion of an initial business combination, by a special resolution passed by at least a two-thirds majority of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting and entitled to vote.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Ms. Le, Mr. Ramakrishna and Ms. Sabet. Ms. Le serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Ramakrishna, Ms. Sabet and Ms. Le meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Le qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

•

reviewing with management, the registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Mses. Sim and Le. Ms. Sim serves as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mses. Sim and Le are independent.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will initially participate in the consideration and recommendation of director nominees are Mses. Le, Sabet and Sim and Mr. Ramakrishna, each of whom is independent in accordance with Rule 5605 of the Nasdaq rules. Any independent directors elected in the future will also participate in the consideration and recommendation of director nominees. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors and officers. We have filed a copy of our form of Code of Ethics as an exhibit to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation from us for services rendered to us. We pay an affiliate of our sponsor a total of $12,500 per month for office space, administrative and shared personnel support services. Our sponsor, officers and directors, or entities with which they are affiliated, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers, directors or any entity with which they are affiliated.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, unless otherwise noted, percentage ownership is based on 38,200,000 of our ordinary shares, consisting of (i) 30,700,000 Class A ordinary shares and (ii) 7,500,000 of our Class B ordinary shares issued and outstanding as of March 27, 2023. Prior to our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors. Holders of our public shares are not entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board for any reason. In addition, in a vote to transfer our company by way of continuation out of the Cayman Islands to another jurisdiction (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction) (which requires a special resolution) prior to our initial business combination, holders of our Class B ordinary shares will have ten votes for every Class B ordinary share and holders of our Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of our amended and restated memorandum and articles of association may only be amended (i) prior to the completion of an initial business combination, by a special resolution passed by at least 90% of the votes cast by the holders of issued shares present in person or by proxy at a general meeting and entitled to vote, or (ii) in connection with and immediately prior to the completion of an initial business combination or following the completion of an initial business combination, by a special resolution passed by at least a two-thirds majority of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting and entitled to vote. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our Class A ordinary shares and holders of our Class B ordinary shares will vote together as a single class, with each share entitling the holder to one vote. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants, as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
ENT4.0 Technology Sponsor LLC (our sponsor) (2)	1,222,000	3.9%	7,500,000	100%	22.5%
Eric Benhamou (2)	—	—	—	—	—
Christopher Paisley (2)	—	—	—	—	—
Ron Sege (2)	—	—	—	—	—
Yashwanth Hemaraj (2)	—	—	—	—	—
Kim Le (2)	—	—	—	—	—
Sudhakar Ramakrishna (2)	—	—	—	—	—
Mona Sabet (2)
Judith Sim (2)	—	—	—	—	—
All directors and officers as a group (8 individuals) (2)	1,222,000	3.9%	7,500,000	100%	22.5%
Other 5% Shareholders
Linden Capital L.P. (3)	925,000	3.0%	—	—	2.4%
Linden Advisors (4)	1,053,897	3.4%	—	—	2.8%
Polar Asset Management Partners Inc. (5)	1,579,999	5.1%	—	—	4.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 630 Ramona St., Palo Alto, CA 94301.
(2)

ENT4.0 Technology Sponsor LLC, our sponsor, is the record holder of the reported securities, which consist of (i) 600,000 Class A ordinary shares, (ii) 622,000 Class A ordinary shares issuable upon conversion of the $6,220,000 sponsor loan into sponsor loan units at a conversion price of $10.00 per unit, at the discretion of our sponsor, at any time up until the consummation of an initial business combination and (iii) 7,500,000 Class B ordinary shares. Eric Benhamou, our Chief Executive Officer, Alex Vieux and Steven Fletcher are the managing members of our sponsor. Each of our officers, directors and advisors is, directly or indirectly, a member of our sponsor. In addition, Explorer Parent LLC is a member of our sponsor. Messrs. Vieux and Fletcher are managing members of Founder Holdings LLC, which is the managing member of Explorer Parent LLC. By virtue of these relationships, each of the entities and individuals named in this footnote may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest. The percentage ownership for such beneficial owners is based on 38,822,000 of our ordinary shares, consisting of (i) 30,700,000 Class A ordinary shares and 7,500,000 of our Class B ordinary shares issued and outstanding as of March 27, 2023 and (ii) the 622,000 Class A ordinary share issuable upon conversion of the sponsor loan as described above.

(3)

According to a Schedule 13G/A filed on February 3, 2023, each of Linden Capital L.P. (“Linden Capital”) and Linden GP LLC (“Linden GP”) may be deemed the beneficial owner of 925,000 Class A ordinary shares. The business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for Linden GP is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(4)

According to a 13G/A filed on February 3, 2023, each of Linden Advisors LP (“Linden Advisors”) and Siu Min (Joe) Wong (“Mr. Wong”) may be deemed the beneficial owners of 1,053,897 Class A ordinary shares. The business address for Linden Advisors and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(5)

According to a 13G filed on February 10, 2023, Polar Asset Management Partners Inc. (“Polar”) serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to 1,053,897 Class A ordinary shares directly held by PMSMF. The business address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 9, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our initial public offering and formation costs in consideration for 7,187,500 founder shares. In October 2021, the Company effected a 1.044 for 1 stock dividend for each Class B ordinary share outstanding, resulting in our sponsor holding an aggregate of 7,503,750 founder shares, up to 978,750 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after our initial public offering (assuming our sponsor did not purchase any public shares in our initial public offering). In connection with the partial exercise of the over-allotment option at the closing of our initial public offering, our sponsor forfeited 3,750 founder shares, resulting in 7,500,000 found shares outstanding, none of which are subject to forfeiture.

Our sponsor and the underwriters purchased an aggregate of 700,000 placement units (600,000 placement units by our sponsor and 100,000 placement units by the representatives) at a price of $10.00 per unit, for an aggregate purchase price of $7,000,000, in a private placement that occurred simultaneously with the completion of our initial public offering. The placement warrants are identical to the warrants sold in our initial public offering, except that if held by our sponsor or its permitted transferees, they may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or warrants, which will expire worthless if we do not complete an initial business combination.

The placement units were sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and are exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available.

On July 9, 2021, we issued an unsecured promissory note (the “Promissory Note”) to our sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of our initial public offering. The outstanding balance of $175,000 was paid in full on October 22, 2021.

On October 18, 2021, we issued another promissory note to our sponsor, under which our sponsor agreed to loan the Company up to $6,220,000. The sponsor loan bears no interest. The proceeds of the sponsor loan were deposited into the trust account and be used to fund the redemption of the public shares (subject to the requirements of applicable law). The sponsor loan shall be repaid or converted into sponsor loan units at a conversion price of $10.00 per unit, at the discretion of the sponsor, at any time up until the consummation of an initial business combination. The sponsor loan units would be identical to the placement units sold in our initial public offering. The sponsor loan was extended in order to ensure that the amount in the trust account is $10.00 per public share. If the Company does not consummate an initial business combination and the sponsor loan has not been converted into sponsor loan units by such time, the Company will not repay the sponsor loan and its proceeds will be distributed to the public shareholders. The sponsor has waived any claims against the trust account in connection with the sponsor loan. As of December 31, 2022, there was $6,220,000 outstanding under the sponsor loan.

On October 18, 2021, we entered into an administrative services agreement with First Line Enterprises, Inc., an affiliate of our sponsor, pursuant to which we pay a total of $12,500 per month for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the completion of our initial business combination takes the maximum 18 months, our sponsor will be paid a total of $225,000 ($12,500 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Our sponsor, officers and directors, or any entities with which they are affiliated, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or any entities with which they are affiliated and determines which expenses and the amount of expenses that are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Other than (i) repayment of the sponsor loan and any other loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not complete an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (ii) payments to our sponsor or its affiliate of a total of $12,500 per month for office space, administrative and shared personnel support services, and (iii) reimbursement for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination, there will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors or any entities with which they are affiliated.

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

Our board has determined that each of Mses. Lee, Sabet and Sim and Mr. Ramakrishna is an independent director under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from May 3, 2021 (inception) through December 31, 2021 totaled approximately $67,500 and $82,400, respectively. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $36,050. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from May 3, 2021 (inception) through December 31, 2021 we did not pay Withum any audit-related fees.

Tax Fees

We paid Withum to provide tax services for the year ended December 31, 2022, totaling $3,900 for the preparation of Passive Foreign Income Company annual statement information. We did not pay Withum for tax services, planning or advice for the period from May 3, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Withum for any other services for the year ended December 31, 2022 or the period from May 3, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has pre-approved and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act that are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Enterprise 4.0 Technology Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Enterprise 4.0 Technology Acquisition Corp. (the “Company”) as of December 31, 2022, and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from May 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 the period from May 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 21, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
PCAOB ID Number 100
March 25, 20
23

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$135,721	$637,566
Prepaid expenses and other current assets	307,386	360,072

Total current assets	443,107	997,638

Long-Term portion of Prepaid Insurance	—	281,250
Cash and investments held in Trust Account	310,536,698	306,017,160

TOTAL ASSETS	$310,979,805	$307,296,048

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$20,145	$102,703
Advance from related parties	28,960	—

Total current liabilities	49,105	102,703
Sponsor Loan	6,220,000	6,220,000
Deferred underwriting fee payable	11,280,000	11,280,000

TOTAL LIABILITIES	17,549,105	17,602,703

SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption; 30,000,000 shares at approximately $10.35 and $10.00 per share at December 31, 2022 and 2021, respectively	310,536,698	306,000,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	70	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding as of December 31, 2022 and 2021	750	750
Accumulated deficit	(17,106,818)	(16,307,475)

TOTAL SHAREHOLDERS’ DEFICIT	(17,105,998)	(16,306,655)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$310,979,805	$307,296,048

The accompanying notes are an integral part of the financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from May 3, 2021 (Inception) Through December 31,
	2022	2021
Formation and operating costs	$782,183	$270,358

Loss from operations	(782,183)	(270,358)
Other income:
Interest earned on Investments held in Trust Account	4,519,538	17,160

Net income (loss)	$3,737,355	$(253,198)

Weighted average shares outstanding of Class A ordinary shares	30,700,000	9,133,884

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	7,500,000	6,815,083

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.02)

The accompanying notes are an integral part of the financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM MAY 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,503,750	750	24,250	—	25,000
Sale of 700,000 Private Placement Units	700,000	70	—	—	6,999,930	—	7,000,000
Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—
FV of Public Warrants	—	—	—	—	12,450,000	—	12,450,000
Accretion of Class A Ordinary Shares Subject to Possible Redemption	—	—	—	—	(19,474,180)	(16,054,277)	(35,528,457)
Net loss	—	—	—	—	—	(253,198)	(253,198)

Balance — December 31, 2021	700,000	70	7,500,000	750	—	(16,307,475)	(16,306,655)
Accretion of Class A Ordinary Shares Subject to Possible Redemption	—	—	—	—	—	(4,536,698)	(4,536,698)
Net income	—	—	—	—	—	3,737,355	3,737,355

Balance — December 31, 2022	700,000	$70	7,500,000	$750	$—	$(17,106,818)	$(17,105,998)

The accompanying notes are an integral part of the financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the period from May 3, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,737,355	$(253,198)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,519,538)	(17,160)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	333,936	(668,122)
Accrued expenses	(82,558)	102,703

Net cash used in operating activities	(530,805)	(835,777)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(306,000,000)

Net cash used in investing activities	—	(306,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	294,780,000
Proceeds from sale of Private Placement Units	—	7,000,000
Proceeds from Sponsor Loan	—	6,220,000
Proceeds from promissory note – related party	—	175,000
Repayment of promissory note – related party	—	(175,000)
Payment of offering costs	—	(551,657)
Advances from related party	133,008	—
Repayment of advances from related party	(104,048)	—

Net cash provided by financing activities	28,960	307,473,343

Net Change in Cash	(501,845)	637,566
Cash – Beginning	637,566	—

Cash – Ending	$135,721	$637,566

Non-Cash Investing and Financing Activity:
Deferred underwriting fee payable	$—	$11,280,000

Offering costs included in accrued offering costs	$—	$26,800

The accompanying notes are an integral part of the financial statements.

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
The Company is not limited to a particular industry or sector for purposes of completing a Business Combination although it is focusing its search within the technology industry along the trendlines set by a new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, the private placement that took place concurrent with the Initial Public Offering and the Sponsor Loan (as defined in Note 5).
The registration statement for the Initial Public Offering became effective on October 18, 2021. On October 21, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (“Units”), including 3,900,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (a “Public Share”), and one-half
of one redeemable warrant of the Company (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share of the Company for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3.
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
Following the closing of the Initial Public Offering on October 21, 2021, an amount of $306,000,000 ($10.00 per Public Shares) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Placement Units and Sponsor Loan (as defined in Note 5) proceeds, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Nasdaq Stock Market rules provide that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of the Business Combination (as of December 31, 2022, approximately $10.35 per Public Share (before taking into account the withdrawal of interest to pay taxes, if any)), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus for the Initial Public Offering. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Placement Units.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001, either prior to or upon completion of the Business Combination, after payment of the deferred underwriting commission, and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4), ordinary shares underlying the Sponsor Loan Units (as defined in Note 5), if any, and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of December 31, 2022, the Company had $135,721 in its operating bank accounts, $310,536,698 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $394,002. As of December 31, 2022, $4,536,698 of the amount on deposit in the Trust Account represented interest income.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through April 21, 2023, the date by which the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement, as well as the reported amounts of revenue and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $135,721 and $
637,566
, respectively.
Cash and Investments Held in Trust Account
At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,450,000)
Class A ordinary shares issuance costs	(17,078,457)
Plus:
Accretion of carrying value to redemption value	35,528,457

Class A ordinary shares subject to possible redemption, December 31, 2021	$306,000,000
Plus:
Accretion of carrying value to redemption value	4,536,698

Class A ordinary shares subject to possible redemption, December 31, 2022	$310,536,698

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
Net Income (Loss) Per Ordinary Share
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, or (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,350,000 Class A ordinary shares in the aggregate. For the year ended December 31, 2022 and for the period from May 3, 2021 (inception) through December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2022		For the Period from May 3, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,003,581	$733,774	$(145,005)	$(108,193)
Denominator:
Basic and diluted weighted average shares outstanding	30,700,000	7,500,000	9,133,884	6,815,083

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.02)	$(0.02)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Fair Value Measurement
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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
The Company has not adopted this guidance as of December 31, 2022.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,900,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).
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
Founder Shares. Due to the underwriter’s partial exercise of the over-allotment, 3,750 Founder Shares were forfeited resulting in the Sponsor holding an aggregate of 7,500,000 Founder Shares.
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
Advances from Related Party
During the quarter ended March 31, 2022, the Sponsor paid operating expenses on behalf of the Company totaling $3,671. These amounts were reflected on the balance sheets as advances to the Sponsor. The advances were non-interest
bearing and are payable on demand. The $3,671 due to the Sponsor was repaid as of December 31, 2022. As of December 31, 2022 and 2021, the Company had an outstanding balance under advances from related party of $28,960 and $0, respectively.
Sponsor Loan
The Sponsor loaned the Company $6,220,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into units (“Sponsor Loan Units”) at a conversion price of $10.00 per unit, at the discretion of the Sponsor, at any time up until the consummation of an initial Business Combination. The Sponsor Loan Units would be identical to the Placement Units. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.00 per Public Share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Units by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of December 31, 2022 and 2021, there was $6,220,000 outstanding under the Sponsor Loan.
Administrative Support Agreement
The Company entered into an agreement to pay an affiliate of the Sponsor a total of $12,500 per month for office space, utilities and secretarial, and administrative support services, commencing on October 18, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation. For the year ended December 31, 2022, the Company incurred $150,000 in fees for these services, of which $12,500 is included in accrued expenses in the accompanying balance sheet as of December 31, 2022. For the period from May 13, 2021 (inception) through December 31, 2021, the Company incurred and paid $25,000 in fees for these services, of which $12,500 is included in accrued expenses in the accompanying balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender, upon completion of the Business Combination. As of December 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits of $23,425. As a result of actions by the FDIC, the Company’s insured deposits have been restored.
Registration and Shareholder Rights
The holders of the Founder Shares, Placement Units (including securities contained therein) and Working Capital Units, if any (including securities contained therein), and any Class A ordinary shares issuable upon the exercise of the Placement Warrants, any Class A ordinary shares and warrants (and underlying Class A ordinary shares) issued as part of the Working Capital Units, if any, and Class A ordinary shares issuable upon conversion of the Founder Shares are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In addition, these holders will have “piggy back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggy back” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 700,000 Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to possible
redemption.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the completion of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Placement Units issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 8. WARRANTS
Warrants—
As of December 31, 2022 and 2021, there were 15,350,000 warrants issued and outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Placement Warrants, warrants issued as part of the Working Capital Units, if any (“Working Capital Warrants”), and warrants underlying the Sponsor Loan Units (“Sponsor Loan Warrants”) shall be identical to the Public Warrants, except that the Placement Warrants, the Working Capital Warrants, and the Sponsor Loan Warrants may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, except to the Sponsor, any officers or directors of the Company or certain other permitted transferees.
NOTE 9. FAIR VALUE MEASUREMENTS
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
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
The Company holds a portion of its assets in the Trust Account in U.S. Treasury securities and a portion in money market funds which are primarily invested in U.S. Treasury securities. At December 31, 2022, assets held in the Trust Account were comprised of $1,062 in cash, $155,325,964 in U.S. Treasury securities, and $155,209,668 in money market funds. At December 31, 2021, assets held in the Trust Account were comprised of $484 in cash, $153,013,893 in U.S. Treasury securities, and $153,002,783 in money market funds. As of December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at December 31, 2022 and 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2022	U.S. Treasury Securities (Mature on 02/23/2023)	1	$155,325,964	$39,074	$155,365,038
December 31, 2021	U.S. Treasury Securities (Mature on 1/20/2022)	1	$153,013,893	$2,577	$153,016,470
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$155,209,668	$153,002,783
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 18, 2021, by and among the Company and the representatives. (3)

3.1	Amended and Restated Memorandum and Articles of Association. (3)

4.1	Warrant Agreement, dated October 18, 2021, by and between the Company and Continental, as warrant agent. (3)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Class A Ordinary Share Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5	Description of Registered Securities. (4)

10.1	Promissory Note, dated July 9, 2021, issued by the Company to our sponsor. (1)

10.2	Letter Agreement, dated October 18, 2021, by and among the Company, its officers, directors, and our sponsor. (3)

10.3	Investment Management Trust Agreement, October 18, 2021, by and between the Company and Continental, as trustee. (3)

10.4	Registration Rights Agreement, dated October 18, 2021, by and among the Company and certain security holders. (3)

10.5	Unit Subscription Agreement, dated October 18, 2021, by and between the Company and our sponsor. (3)

10.6	Form of Unit Subscription Agreement, dated October 18, 2021, by and between the Company and the representatives of the underwriters. (3)

10.7	Administrative Services Agreement, dated October 18, 2021, by and between the Company and First In Line Enterprises, Inc. (3)

10.8	Sponsor Loan Note, dated October 18, 2021, issued by the Company to our sponsor. (3)

14	Code of Ethics. (2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. (2)

99.2	Compensation Committee Charter. (2)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-259773), filed with the SEC on September 24, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259773), filed with the SEC on October 12, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2023	ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

	By:	/s/ Eric Benhamou
	Name:	Eric Benhamou
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Benhamou	Chief Executive Officer and Director	March 27, 2023
Eric Benhamou	(Principal Executive Officer)

/s/ Christopher Paisley	Chief Financial Officer and Director	March 27, 2023
Christopher Paisley	(Principal Financial and Accounting Officer)

/s/ Ron Sege	Chief Operating Officer	March 27, 2023
Ron Sege

/s/ Yashwanth Hemaraj	Chief Acquisition Officer	March 27, 2023
Yashwanth Hemaraj

/s/ Kim Le	Director	March 27, 2023
Kim Le

/s/ Sudhakar Ramakrishna	Director	March 27, 2023
Sudhakar Ramakrishna

/s/ Mona Sabet	Director	March 27, 2023
Mona Sabet

/s/ Judith Sim	Director	March 27, 2023
Judith Sim