Form 10-Q
period 2023-03-31
Enterprise 4.0 Technology Acquisition Corp
filed 2023-05-12
CIK 1870925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
(619) 736—6855
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☒    No  ☐
As of May 12, 2023
, there were

14,966,018
 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022

	(Unaudited)
ASSETS
Current assets
Cash	$8,980	$135,721
Prepaid expenses and other current assets	280,480	307,386

Total Current Assets	289,460	443,107

Cash and investments held in Trust Account	313,876,112	310,536,698

TOTAL ASSETS	$314,165,572	$310,979,805

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$61,969	$20,145
Advances from related parties	127,367	28,960

Total Current Liabilities	189,336	49,105
Sponsor Loan	6,220,000	6,220,000
Deferred underwriting fee payable	11,280,000	11,280,000

TOTAL LIABILITIES	17,689,336	17,549,105

Commitments
Class A ordinary shares subject to redemption; 30,000,000 shares at approximately $10.46 and $10.35 per share at March 31, 2023 and December 31, 2022, respectively	313,876,112	310,536,698
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	70	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	750	750
Accumulated deficit	(17,400,696)	(17,106,818)

Total Shareholders’ Deficit	(17,399,876)	(17,105,998)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$314,165,572	$310,979,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

Formation and operating costs	$293,878	$213,017

Loss from operations	(293,878)	(213,017)
Other income:
Interest earned on Investments held in Trust Account	3,339,414	65,759

Net income (loss)	$3,045,536	$(147,258)

Weighted average shares outstanding of Class A ordinary shares	30,700,000	30,700,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.00)

Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — January 1, 2023	700,000	$70	7,500,000	$750	$—	$(17,106,818)	$(17,105,998)
Accretion of Class A Ordinary Shares Subject to Redemption	—	—	—	—	—	(3,339,414)	(3,339,414)
Net income	—	—	—	—	—	3,045,536	3,045,536

Balance — March 31, 2023	700,000	$70	7,500,000	$750	$—	$(17,400,696)	$(17,399,876)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — January 1, 2022	700,000	$70	7,500,000	$750	$—	$(16,307,475)	$(16,306,655)
Net loss	—	—	—	—	—	(147,258)	(147,258)

Balance — March 31, 2022	700,000	70	7,500,000	750	—	(16,454,733)	(16,453,913)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash Flows from Operating Activities:
Net income (loss)	$3,045,536	$(147,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,339,414)	(65,759)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,906	51,504
Accrued expenses	41,824	32,143

Net cash used in operating activities	(225,148)	(129,370)

Cash Flows from Financing Activities:
Advances from related party	98,407	3,671

Net cash provided by financing activities	98,407	3,671

Net Change in Cash	(126,741)	(129,370)
Cash – Beginning	135,721	637,566

Cash – Ending	$8,980	$511,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
The Company is not limited to a particular industry or sector for purposes of completing a Business Combination although it previously focused its search within the technology industry along the trendlines set by a new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses. As previously disclosed by the Company, the Board has determined, for commercial and other reasons, change the focus of the Company’s search for a Business Combination. The Company is currently focusing its search for a Business Combination within the life sciences industry. The Company is an early stage and emerging growth
company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from May 3, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, the private placement that took place concurrent with the Initial Public Offering and the Sponsor Loan (as defined in Note 5).
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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Placement Units and Sponsor Loan (as defined in Note 5), although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Nasdaq Stock Market rules provide that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least

80
% of the assets held in the Trust Account. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of the Business Combination (as of March 31, 2023, approximately $10.46 per Public Share (before taking into account the withdrawal of interest to pay taxes, if any)), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus for the Initial Public Offering. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Placement Units.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem

100
% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
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
The Company will have until October 21, 2023 (unless further extended, see Note 10) to complete a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay winding up and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors (the “Board”), liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Liquidity and Going Concern
As of March 31, 2023, the Company had $8,980 in its operating bank accounts, $313,876,112 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $100,124. As of March 31, 2023, $7,876,112 of the amount on deposit in the Trust Account represented interest income.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through October 21, 2023, the date by which the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 27, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.
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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $8,980 and $135,721, respectively. The Company did not have any cash equivalents at March 31, 2023, and December 31, 2022.
Cash and Investments Held in Trust Account
At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,450,000)
Class A ordinary shares issuance costs	(17,078,457)
Plus:
Accretion of carrying value to redemption value	40,065,155

Class A ordinary shares subject to possible redemption, December 31, 2022	310,536,698
Plus:
Accretion of carrying value to redemption value	3,339,414

Class A ordinary shares subject to possible redemption, March 31, 2023	$313,876,112

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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, or (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,350,000 Class A ordinary shares in the aggregate. For the three months ended March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,447,590	$597,946	$(118,346)	$(28,912)
Denominator:
Basic and diluted weighted average shares outstanding	30,700,000	7,500,000	30,700,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.00)	$(0.00)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $
250,000
.
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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
to simplify certain financial instruments. ASU 2020-0 6eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting ASU 2020-06. The Company has not adopted this guidance as of March 31, 2023.
In June 2016, the FASB issued ASU
2016-13
– Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”).
This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning
after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2016-13
on January 1, 2023. The adoption of ASU
2016-13
did not have a material impact on its financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Advances from Related Parties
During the quarter ended March 31, 2023, an affiliate of the Company paid operating expenses on behalf of the Company totaling $88,407 and another affiliate of the Company advanced $10,000 for working capital. These amounts were reflected on the balance sheets as advances to the Sponsor. The advances were non-interest
bearing and are payable on demand. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance under advances from related parties of $127,367 and $28,960, respectively.
Sponsor Loan
The Sponsor loaned the Company $6,220,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan bears no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into units (“Sponsor Loan Units”) at a conversion price of $10.00 per unit, at the discretion of the Sponsor, at any time up until the consummation of an initial Business Combination. The Sponsor Loan Units would be identical to the Placement Units. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.00 per Public Share. If the Company does not consummate a Business Combination and the Sponsor Loan has not been converted into Sponsor Loan Units by such time, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of March 31, 2023 and December 31, 2022, there is $6,220,000 outstanding under the Sponsor Loan.
Administrative Support Agreement
The Company entered into an agreement to pay an affiliate of the Sponsor a total of $12,500 per month for office space, utilities and secretarial, and administrative support services, commencing on October 18, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred $37,500 in fees for these services, As of March 31, 2023 and December 31, 2022, $25,000 and $12,500 is included in accrued expenses in the accompanying unaudited condensed balance sheets.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender, upon completion of the Business Combination. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.
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
On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company held deposits of

$
23,425
.

As a result of actions by the FDIC, the Company’s insured deposits have been restored.
Registration and Shareholder Rights
The holders of the Founder Shares, Placement Units (including securities contained therein) and any Working Capital Units (including securities contained therein), and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of any Working Capital Units and Class A ordinary shares issuable upon conversion of the Founder Shares, are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In addition, these holders will have “piggy back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggy back” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board.
At March 31, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 700,000 Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to redemption.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.
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
basis, 20
% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the completion of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Placement Units issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
NOTE 8 — WARRANTS
Warrants
—As of March 31, 2023 and December 31, 2022, there were

15,350,000
warrants issued and outstanding. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable at any time commencing 30 days after the completion of a Business Combination. The warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2023

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
If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis”. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value (defined above) by (y) the fair market value. The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the forgoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her, or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $
18.00
redemption trigger price (as discussed for the share
sub-divisions,
share capitalizations, reorganizations, recapitalizations, and the like) as well as the $
11.50
(for whole shares) warrant exercise price after the redemption notice is issued.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than

60
% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
The Company holds a portion of its assets in the Trust Account in U.S. Treasury Securities and a portion in money market funds which are primarily invested in U.S. Treasury Securities. At March 31, 2023, assets held in the Trust Account were comprised of $732 in cash and $313,875,381 in money market funds. At December 31, 2022, assets held in the Trust Account were comprised of $1,062 in cash, $155,325,964 in U.S. Treasury securities, and $155,209,668 in money market funds. As of March 31, 2023, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at March 31, 2023 and December 31, 2022 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2022	U.S. Treasury Securities (Mature on 02/23/2023)	1	$155,325,964	$39,074	$155,365,038
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	March 31, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$155,209,668	$313,875,381

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 20, 2023, the Company, issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $
900,000 to the Sponsor pursuant to which the Sponsor agreed to loan to the Company up to $900,000

(the “Extension Funds”) to deposit into the Trust Account for Public Shares that were not redeemed in connection with the extension of the Company’s termination date from April 21, 2023 to October 21, 2023 (or such earlier date as determined by the Board) as described below.
The Company will deposit $150,000 into the Trust Account for each calendar month (commencing on April 21, 2023 and ending on the 21st day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until October 21, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. $150,000 was deposited into the Trust Account on April 21, 2023.
The Extension Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the liquidation of the Company. Notwithstanding, as the Sponsor’s election at any time prior to payment in full of the principal balance of the Extension Note, the Sponsor may elect to convert the unpaid principal balance of this Extension Note into that number of units, each unit consisting of one Class A ordinary share of the Company and one half of one warrant, each whole warrant exercisable for one Class A ordinary share of the Company, equal to: (x) the portion of the principal amount of this Extension Note being converted pursuant to the Extension Note, divided by (y) $10.00, rounded up to the nearest whole number of units.
On April 21, 2023, the Company issued an aggregate of 7,499,999
 Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Sponsor (the “Conversion”). The 7,499,999 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Initial Public Offering.
As described in the proxy statement dated April 10, 2023 and mailed to the Company’s shareholders of record as of March 6, 2023 in connection with the Company’s extraordinary general meeting of shareholders held on April 20, 2023 (the “Extension Meeting”), on April 7, 2023, the Company received the contingent resignations of Alex Vieux and Steven Fletcher as directors of the Company and as
Co-Chief
Executive Officers and
Co-Chief
Financial officers of the Company to take effect immediately upon the filing of the Charter Amendment (as defined below). The Charter Amendment was filed on April 21, 2023, and consequently, the contingent resignations of Messrs. Vieux and Fletcher became effective on April 21, 2023. To the knowledge of the Company, the proposed resignations of Messrs. Vieux and Fletcher were not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.
At the Extension Meeting, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial Business Combination from April 21, 2023 to October 21, 2023 (or such earlier date as determined by the Board) (the “Extension Amendment Proposal”) and (ii) provide for the right of a holder of Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one
basis at any time prior to the closing of the initial Business Combination at the option of such holder of Class B ordinary shares. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on April 21, 2023.
In connection with the vote to approve the Extension Amendment Proposal, holders of

23,233,981
Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $
10.49

per share, for an aggregate redemption amount of approximately $243,620,483.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on May 3, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Placement Warrants, our shares, debt or a combination of cash, shares and debt. We are not limited to a particular industry or sector for purposes of completing a Business Combination although we previously focused our search within the technology industry along the trendlines set by a new wave of cloud native companies that combine artificial intelligence, intelligent automation and proprietary access to data to deliver actionable insights for enterprise businesses. As previously disclosed by the Company, the Board has determined, for commercial and other reasons, to change the focus of the Company’s search for a Business Combination. The Company is currently focusing its search within the life sciences industry. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On April 20, 2023, we held the Extension Meeting at which our shareholders approved an amendment to the our Amended and Restated Memorandum and Articles of Association to (i) extend the date by which we must consummate our initial Business Combination from April 21, 2023 to October 21, 2023 (or such earlier date as determined by the Board) and (ii) provide for the right of a holder of Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time prior to the closing of the initial Business Combination at the option of such holder of Class B ordinary shares. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on April 21, 2023.

In connection with the vote to approve the Extension Amendment Proposal, holders of 23,233,981 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $243,620,483.

Following the approval of the Extension Amendment Proposal, on April 20, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $900,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $900,000 to deposit into the Trust Account for the Public Shares that were not redeemed in connection with the extension of the Company’s termination date from April 21, 2023 to October 21, 2023 (or such earlier date as determined by the Board).

The Company will deposit $150,000 into the Trust Account for each calendar month (commencing on April 21, 2023 and ending on the 21st day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until October 21, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. $150,000 was deposited into the Trust Account on April 21, 2023.

The Extension Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the liquidation of the Company. Notwithstanding, as the Sponsor’s election at any time prior to payment in full of the principal balance of the Extension Note, the Sponsor may elect to convert the unpaid principal balance of this Extension Note into that number of units, each unit consisting of one Class A ordinary share of the Company and one half of one warrant, each whole warrant exercisable for one Class A ordinary share of the Company, equal to: (x) the portion of the principal amount of this Extension Note being converted pursuant to the Extension Note, divided by (y) $10.00, rounded up to the nearest whole number of units.

The foregoing description is qualified in its entirety by reference to the Extension Note, a copy of which is included as Exhibit 10.1 to this Report and is incorporated herein by reference.

In addition, on April 21, 2023, we issued an aggregate of 7,499,999 Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary share held by the Sponsor. The 7,499,999 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Initial Public Offering.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net income of $3,045,536, which consisted of interest earned on investment held in the Trust Account of $3,339,414, offset by operating expense of $293,878.

For the three months ended March 31, 2022, we had a net loss of $147,258, which consisted of operating expenses of $213,017, offset by interest earned on investment held in the Trust Account of $65,759.

Liquidity and Capital Resources

On October 21, 2021, we consummated our initial public offering of 30,000,000 units, including 3,900,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share and one-half of one redeemable Public Warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 700,000 Placement Units at a price of $10.00 per Placement Unit in a private placement to our Sponsor and the representatives of the underwriters, generating gross proceeds of $7,000,000.

Following the Initial Public Offering and the sale of the Placement Units and the Sponsor Loan from the Sponsor to the Company of $6,220,000 as of the closing date of the Initial Public Offering, a total of $306,000,000 was placed in the Trust Account. We incurred transaction costs of $17,078,457, consisting of $5,220,000 of underwriting fees, and $11,280,000 of deferred underwriting fees and $578,457 of other offering costs.

For the three months ended March 31, 2023, net cash used in operating activities was $225,148. Net income of $3,045,536 was affected by interest earned on marketable securities of $3,339,414. Changes in operating assets and liabilities provided $68,730 of cash from operating activities.

For the three months ended March 31, 2022, net cash used in operating activities was $129,370. Net loss of $147,258 was affected by interest earned on marketable securities of $65,759. Changes in operating assets and liabilities provided $83,647 of cash from operating activities.

At March 31, 2023, we had cash and marketable securities held in the Trust Account of $313,876,112. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $8,980 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

To finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Working Capital Units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through October 21, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if an initial Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Condensed balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-condensed balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-condensed balance sheet arrangements. We have not entered into any off-condensed balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Co-Chief Financial Officers (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on September 24, 2021 (File No. 333-259773), as amended; (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 11, 2022, August 8, 2022 and November 7, 2022, respectively; (iii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023; and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 10, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on December 2, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement. The specific investments in our trust account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

3.1	Amendment to Amended and Restated Memorandum and Articles of Association. (1)

10.1	Promissory Note, dated April 20, 2023, issued to ENT4.0 Technology Sponsor LLC. (1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE 4.0 TECHNOLOGY ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Ross Haghighat
	Name:	Ross Haghighat
	Title:	Chief Executive Officer and Chief Financial Officer